Form 10KSB
period 2004-12-31
FedFirst Financial CORP
filed 2005-03-31
CIK 1308017

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-51153

FEDFIRST FINANCIAL CORPORATION

(Name of small business issuer in its charter)

United States	25-1828028
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Donner at Sixth Street, Monessen, Pennsylvania	15062
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (724) 684-6800
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.01 per share
(Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. ☑

     The issuer’s revenues for its most recent fiscal year were $15,512,176.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates at March 30, 2005 was $0.

     As of March 30, 2005, the issuer had 100 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

ii

     This report contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on FedFirst Financial Corporation’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

     Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include the following: interest rate trends; the general economic climate in the market area in which FedFirst Financial Corporation operates, as well as nationwide; FedFirst Financial Corporation’s ability to control costs and expenses; competitive products and pricing; loan delinquency rates and changes in federal and state legislation and regulation. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. FedFirst Financial Corporation assumes no obligation to update any forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

     FedFirst Financial Corporation is a federally chartered savings and loan holding company established in 1999 to be the holding company for First Federal Savings Bank, a federally chartered savings bank. FedFirst Financial’s business activity is the ownership of the outstanding capital stock of First Federal Savings Bank. FedFirst Financial does not own or lease any property but instead uses the premises, equipment and other property of First Federal Savings Bank with the payment of appropriate rental fees, as required by applicable law and regulations, under the terms of an expense allocation agreement. In the future, FedFirst Financial may acquire or organize other operating subsidiaries; however, there are no current plans, arrangements, agreements or understandings, written or oral, to do so.

     We operate as a community-oriented financial institution offering residential, multi-family and commercial mortgages, consumer loans and commercial loans to individuals and businesses from seven locations in southwestern Pennsylvania. We also maintain a large investment portfolio. We conduct insurance brokerage activities through an 80%-owned subsidiary and offer non-deposit investment products through a third-party networking arrangement with a registered broker-dealer.

     Our website address is www.firstfederal-savings.com. Information on our website should not be considered a part of this annual report on Form 10-KSB.

     On February 14, 2005, FedFirst Financial’s Registration Statement on Form SB-2 was declared effective by the Securities and Exchange Commission. The Registration Statement, and the prospectus included in the Registration Statement, related to the initial public offering of FedFirst Financial common stock. FedFirst Financial conducted a subscription offering to eligible depositors and borrowers of First Federal Savings Bank that expired on March 21, 2005. In the subscription offering, FedFirst Financial received orders in excess of the super maximum of the offering range. The Office of Thrift Supervision has approved an updated appraisal, which will permit FedFirst Financial to sell $29,756,250 of common stock. The shares to be issued in the offering will represent 45% of FedFirst Financial’s outstanding common stock. Upon completion of the offering, FedFirst Financial Mutual Holding Company will own 55% of the FedFirst Financial’s common stock. FedFirst expects the stock offering to close in early April. FedFirst Financial common stock has been approved for listing on the Nasdaq SmallCap Market under the symbol “FFCO.”

Market Area

     Our primary market area is the mid-Monongahela Valley, which is located in the southern suburban area of metropolitan Pittsburgh. Our seven banking offices are located in Fayette, Washington and Westmoreland counties. Generally, our offices are located in small industrial communities that, in the past, relied extensively on the steel industry. Until the mid-1970s, these communities flourished. However, in the past 30 years, the economy of the mid-Monongahela Valley has diminished in direct correlation with the decline in the United States steel industry. With the decline of the steel industry, Fayette, Washington and Westmoreland counties now have smaller and more diversified economies, with employment in services constituting the primary source of employment in all three counties.

     In the past, the communities in which our offices are located provided a stable customer base for traditional thrift products, such as passbook savings, certificates of deposit and residential mortgages. Following the closing of the area’s steel mills, population and employment trends declined. The population in many of the smaller communities in our market area continues to shrink as the younger population leaves to seek better and more reliable employment. As a result, the median age of our customers has been increasing. With an aging customer base and little new real estate development, the lending opportunities in our primary market area are limited.

Competition

     We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market area and from other financial service companies, such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2004, which is the most recent date for which data is available from the FDIC, we held approximately 0.3% of the deposits in the Pittsburgh metropolitan area. Banks owned by The PNC Financial Services Group, Inc., National City Corporation and Citizens Financial Group, Inc., all of which are large bank holding companies, also operate in our market area. These institutions are significantly larger than us and, therefore, have significantly greater resources.

     Our competition for loans comes primarily from financial institutions in our market area and, to a lesser extent, from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

     We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit our growth in the future.

Lending Activities

     General. The largest segment of our loan portfolio is one- to four-family residential mortgage loans. The other significant segments of our loan portfolio are multi-family and commercial real estate loans, construction loans, commercial loans and consumer loans. We originate loans primarily for investment purposes. In recent years, low loan demand in our market area has limited our ability to grow our loan portfolio. From time to time we have purchased loans to supplement our origination efforts.

     One- to Four-Family Residential Loans. Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes located in the greater Pittsburgh metropolitan area. We offer fixed-rate and adjustable-rate mortgage loans with terms up to 30 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. The loan fees charged, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

     Interest rates and payments on our adjustable-rate mortgage loans generally adjust annually after an initial fixed period that ranges from one to seven years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate typically equal to 2.75% or 3.00% above the applicable index. We use the one-year constant maturity Treasury index for loans that adjust annually and the three-year constant maturity Treasury index for loans that adjust every three years. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan.

     In 2003, we purchased $38.4 million of newly originated single family mortgage loans. We made these purchases in order to replace loans that were repaid during the recent refinance boom and to increase the size of the loan portfolio in relation to the investment portfolio. We purchased 40 loans with an aggregate principal balance of $9.6 million that have fixed interest rates and 30-year terms and 56 loans with an aggregate principal balance of $28.8 million that have fixed interest rates and 15-year terms. The largest purchased loan was $1.0 million. The properties securing the loans are located throughout the country. We underwrote all of the purchased loans to the same standards as loans originated by us. We may purchase additional loans in the future to supplement our origination activities. Rapid prepayments, primarily as a result of the falling interest rate environment in the second half of 2003, have reduced our portfolio of purchased loans. At December 31, 2004, purchased residential loans totaled $28.9 million.

     While one- to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

     We generally do not make conventional loans with loan-to-value ratios exceeding 97%. Loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance or additional collateral. We require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We generally require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance for loans on property located in a flood zone, before closing the loan.

     In an effort to provide financing for low and moderate income and first-time buyers, we offer a special home buyers program. We offer residential mortgage loans through this program to qualified individuals and originate the loans using modified underwriting guidelines, including reduced fees and loan conditions.

     Commercial and Multi-Family Real Estate Loans. We offer fixed- and adjustable-rate mortgage loans secured by commercial and multi-family real estate. Our commercial and multi-family real estate loans are generally secured by apartment buildings, small office buildings and owner-occupied properties located in the greater Pittsburgh metropolitan area. In addition to originating these loans, we also participate in loans with other financial institutions in the region.

     We originate a variety of fixed- and adjustable-rate commercial and multi-family real estate loans for terms up to 30 years. Our adjustable-rate loans include loans that adjust based on the prime interest rate and loans that adjust every one, three or five years based on a U.S. Treasury index. Loans are secured by first mortgages, and amounts generally do not exceed 80% of the property’s appraised value.

     In 2003, we purchased $36.8 million of newly originated multi-family real estate loans as part of our efforts to increase our loan portfolio. All of these loans have a fixed interest rate for an initial period of three through ten years, after which the interest rate adjusts annually. We purchased 59 loans, the largest of which was $1.9 million. The properties securing the loans were located in 17 states throughout the country. We desired geographic diversification among the purchased loans so that we would not concentrate exposure to changes in any particular local or regional economy. We underwrote all of the purchased loans to the same standards as loans originated by us. Rapid prepayments have reduced our portfolio of purchased loans. At December 31, 2004, purchased multi-family real estate loans totaled $26.0 million.

     At December 31, 2004, our largest commercial or multi-family real estate loan was $1.9 million and was secured by a multi-family dwelling located in Las Vegas, Nevada. This loan was performing in accordance with its original terms at December 31, 2004.

     At December 31, 2004, loan participations totaled $3.7 million. All of the properties securing these loans are located in the Pittsburgh metropolitan area.

     Construction Loans. We originate loans to individuals and, to a lesser extent, builders to finance the construction of residential dwellings. We also make construction loans for commercial development projects, including apartment buildings, restaurants and owner-occupied properties used for businesses. Our residential construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 months. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Loans generally can be made with a maximum loan to value ratio of 97% on residential construction and 80% on commercial construction. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan.

     At December 31, 2004, our largest outstanding residential construction loan commitment was for $972,000, all of which was outstanding. At December 31, 2004, our largest outstanding commercial construction loan commitment was $107,000, of which $13,000 was outstanding. These loans were performing in accordance with their original terms at December 31, 2004.

     Commercial Loans. We occasionally make commercial business loans to professionals, sole proprietorships and small businesses in our market area. We offer installment loans for capital improvements, equipment acquisition and long-term working capital. These loans are secured by business assets other than real estate, such as business equipment and inventory, or are backed by the personal guarantee of the borrower. We originate lines of credit to finance the working capital needs of businesses to be repaid by seasonal cash flows or to provide a period of time during which the business can borrow funds for planned equipment purchases. We also offer accounts receivable lines of credit.

     When making commercial business loans, we consider the financial statements of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral.

     At December 31, 2004, our largest commercial loan relationship was a $200,000 loan backed by a personal guarantee. This loan was performing in accordance with its original terms at December 31, 2004.

     Consumer Loans. Our consumer loans include home equity loans and lines of credit, education loans, loans secured by passbook or certificate accounts, automobile loans, secured and unsecured personal loans and home improvement loans.

     The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

     We offer home equity loans with a maximum combined loan to value ratio of 125% and home equity lines of credit with a maximum combined loan to value ratio of 100%. Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate as reported in The Wall Street Journal. Home equity loans have fixed interest rates and terms that range from one to 20 years.

     We offer home improvement loans in amounts up to $25,000. These loans have fixed interest rates and terms that range from one to 20 years. Our home improvement loans are made under the U.S. Department of Housing and Urban Development’s Title I program and are insured by the Federal Housing Administration against the risk of default for up to 90% of the loan amount.

     We offer secured consumer loans in amounts up to $20,000. These loans have fixed interest rates and terms that range from one to 10 years. We offer unsecured consumer loans in amounts up to $10,000. These loans have fixed interest rates and terms that range from one to five years.

     We offer automobile loans secured by new and used automobiles. These loans have fixed interest rates and terms that range from one to five years, depending on the age of the automobile.

     We offer education loans under the Federal Family Education Loan program. Interest on these loans is an annual variable rate not to exceed 8.25%. Borrowers have at least five but no more than ten years to repay their loans. An extended repayment plan is available in some circumstances. These loans are insured against risk of default by the Pennsylvania Higher Education Assistance Agency.

     Loan Underwriting Risks.

     Adjustable-Rate Loans. While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans help make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

     Multi-family and Commercial Real Estate Loans. Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on multi-family and commercial real estate loans. In reaching a decision on whether to make a multi-family and commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.2x. Environmental surveys are obtained when circumstances suggest the possibility of the presence of hazardous materials.

     We underwrite all loan participations to our own underwriting standards. In addition, we also consider the financial strength and reputation of the lead lender. To monitor cash flows on loan participations, we require the lead lender to provide annual financial statements for the borrower. We also conduct an annual internal loan review for all loan participations.

     Construction Loans. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the building. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a building having a value which is insufficient to assure full repayment. If we are forced to foreclose on a building before or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

     Commercial Loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

     Consumer Loans. Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

     Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are existing customers, walk-in traffic, loan brokers, advertising and referrals from customers. We advertise in newspapers that are widely circulated in the Pittsburgh metropolitan area. Accordingly, when our rates are competitive, we attract loans from throughout the Pittsburgh area. We generally originate loans for portfolio and have not sold any loans in recent years. From time to time we have purchased loans to supplement our own loan originations.

     Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our board of directors and management. The board of directors has granted loan approval authority to a committee of officers. The loan committee approves all one- to four-family mortgage and construction loans, all other real estate loans up to $250,000 and all consumer loans. All other extensions of credit require the approval of the board of directors.

     Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At December 31, 2004, our regulatory limit on loans to one borrower was $2.9 million. At that date, our largest lending relationship was $1.9 million and was secured by a multi-family dwelling. This loan was performing in accordance with its original terms at December 31, 2004.

     Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 45 days.

Investment Activities

     We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in corporate securities and mutual funds. We also are required to maintain an investment in Federal Home Loan Bank of Pittsburgh stock. While we have the authority under applicable law and our investment policies to invest in derivative securities, we had no such investments at December 31, 2004.

     At December 31, 2004, our investment portfolio consisted primarily of U.S. agency securities, mortgage-backed securities issued primarily by Fannie Mae, Freddie Mac and Ginnie Mae, guaranteed REMIC pass-through certificates and corporate debt securities.

     Our investment objectives are to provide and maintain liquidity, to provide collateral for pledging requirements, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return. Our board of directors has the overall responsibility for the investment portfolio, including approval of the investment policy and appointment of the Investment Committee. The Investment Committee consists of our board of directors and two senior officers.

The Investment Committee is responsible for implementation of the investment policy and monitoring our investment performance. Individual investment transactions are reviewed and approved by the board of directors on a monthly basis.

Insurance Activities

     We conduct insurance brokerage activities through our 80%-owned subsidiary, Exchange Underwriters, Inc., which we acquired in 2002. Exchange Underwriters is a full-service, independent insurance agency that offers property and casualty, life, health, commercial general liability, surety and other insurance products. Exchange Underwriters has agents and brokers licensed in more than 35 states. Exchange Underwriters generates revenues primarily from commissions paid by insurance companies with respect to the placement of insurance products.

Deposit Activities and Other Sources of Funds

     General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

     Deposit Accounts. Substantially all of our depositors are residents of Pennsylvania. Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including non-interest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), regular savings accounts and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates and to be in the middle of the market for rates on all types of deposit products.

     In addition to accounts for individuals, we also offer deposit accounts designed for the businesses operating in our market area. Our business banking deposit products include commercial checking accounts and money market accounts.

     Borrowings. We utilize advances from the Federal Home Loan Bank of Pittsburgh to supplement our supply of investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness.

Personnel

     As of December 31, 2004, we had 79 full-time employees and 15 part-time employees, including employees of our insurance agency subsidiary, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

     FedFirst Financial’s only direct subsidiary is First Federal Savings Bank.

     First Federal Savings Bank’s only subsidiary is FedFirst Exchange Corporation. FedFirst Exchange Corporation owns an 80% interest in Exchange Underwriters, Inc.

Risk Factors

Our market area limits our growth potential.

     Our offices are located primarily in small industrial communities in the mid-Monongahela Valley, which is located in the southern suburban area of metropolitan Pittsburgh. Most of these communities have experienced population and economic decline as a result of the decline of the United States steel industry. Because we have an aging customer base and there is little new real estate development in the communities where our offices are located, the opportunities for originating loans and growing deposits in our primary market area are limited. During recent years we have experienced a decline in time deposits due primarily to the following factors: the shrinking population of our market area; many of our customers are retired and living off of their savings; lower rates have caused depositors to favor other products; and increased competition from credit unions in our market area. We cannot assure you that our deposits and loan portfolio will not decline in the future. If we are unable to grow our business it will be difficult for us to increase our earnings.

Our expansion strategy may not be successful.

     A key component of our strategy to grow and improve profitability is to expand into communities that are experiencing population growth and economic expansion. We are in the process of identifying a location for a new branch. We can provide no assurance that we will be successful in increasing the volume of our loans and deposits by expanding our branch network. Building and staffing new branch offices will increase our operating expenses. We can provide no assurance that we will be able to manage the costs and implementation risks associated with this strategy so that expansion of our branch network will be profitable.

Rising interest rates may hurt our profits.

     Interest rates were recently at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate seven times to 2.75 percent. If interest rates continue to rise, and if rates on our deposits and borrowings reprice upwards faster than the rates on our loans and investments, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.

Strong competition within our market area could hurt our profits and slow growth.

     We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2004, we held 0.3% of the deposits in the Pittsburgh metropolitan area. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

A significant percentage of our assets are invested in lower yielding investments, which has contributed to our low profitability.

     Our results of operations are substantially dependant on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. At December 31, 2004, 32.0% of our assets were invested in investment and mortgage-backed securities. These investments yield substantially less than the loans we hold in our portfolio. In the future, we intend to invest a greater proportion of our assets in loans with the goal of increasing our net interest income. There can be no assurance, however, that we will be able to increase the origination or purchase of loans acceptable to us or that we will be able to successfully implement this strategy.

Our purchase of unseasoned, out-of-state loans may expose us to increased lending risks.

     In 2003, we purchased $75.2 million of newly originated residential and multi-family real estate loans secured by properties throughout the country. Rapid repayments, primarily as a result of the falling interest rate environment in the second half of 2003, have reduced the aggregate outstanding principal amount of these loans to $52.5 million at December 31, 2004, which was 32.8% of our total loans. It is difficult to assess the future performance of this part of our loan portfolio due to the recent origination of these loans and because the properties securing these loans are located outside of our market area. We can give no assurance that these loans will not have delinquency or charge-off levels above our historical experience, which would adversely affect our future performance.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

     We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of our deposits. FedFirst Financial MHC, FedFirst Financial and First Federal Savings Bank are all subject to regulation and supervision by the Office of Thrift Supervision. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of First Federal Savings Bank rather than for holders of FedFirst Financial common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Additional expenses from operating as a public company and from new stock-based benefit plans will adversely affect our profitability.

     Our noninterest expenses in 2005 are likely to increase as a result of the financial accounting, legal and various other additional expenses usually associated with operating as a public company. We also will recognize additional annual employee compensation and benefit expenses stemming from the shares purchased or granted to employees and executives under new benefit plans. These additional expenses will adversely affect our profitability. We cannot determine the actual amount of these new stock-related compensation and benefit expenses at this time because applicable accounting practices require that they be based on the fair market value of the shares of common stock at specific points in the future; however, we expect them to be material. We would recognize expenses for our employee stock ownership plan when shares are committed to be released to participants’ accounts and would recognize expenses for restricted stock awards and stock options over the vesting period of awards made to recipients.

We will need to implement additional finance and accounting systems, procedures and controls in order to satisfy our new public company reporting requirements.

     The federal securities laws and the regulations of the Securities and Exchange Commission require that we file annual, quarterly and current reports and that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We expect that the obligations of being a public company, including substantial public reporting obligations, will require significant expenditures and place additional demands on our management team. These obligations will increase our operating expenses and could divert our management’s attention from our operations. Compliance with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission will require us to improve our internal controls and procedures and upgrade our accounting systems. In addition, we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and we may not be able to do so in a timely fashion.

Our low return on equity may negatively impact the value of our common stock.

     Return on equity, which equals net income divided by average equity, is a ratio used by many investors to compare the performance of a particular company with other companies. For the year ended December 31, 2004, our return on equity was (4.17)%. Over time, we intend to use the net proceeds from our recent stock offering to increase earnings per share and book value per share, without assuming undue risk, with the goal of achieving a return on equity that is competitive with other publicly held subsidiaries of mutual holding companies. This goal could take a number of years to achieve, and we cannot assure you that it will be attained. Consequently, you should not expect a competitive return on equity in the near future. Failure to achieve a competitive return on equity might make an investment in our common stock unattractive to some investors and might cause our common stock to trade at lower prices than comparable companies with higher returns on equity.

Issuance of shares for benefit programs may dilute your ownership interest.

     We intend to adopt a stock-based incentive plan. If stockholders approve the new stock-based incentive plan, we intend to issue shares to our officers and directors through this plan. If the restricted stock awards under the stock-based incentive plan are funded from authorized but unissued stock, your ownership interest in the shares issued to persons other than FedFirst Financial MHC could be diluted by up to approximately 4.17%. If the shares issued upon the exercise of stock options under the stock-based incentive plan are issued from authorized but unissued stock, your ownership interest in the shares issued to persons other than FedFirst Financial MHC could be diluted by up to approximately 9.82%.

FedFirst Financial MHC’s majority control of our common stock will enable it to exercise voting control over most matters put to a vote of stockholders and will prevent stockholders from forcing a sale or a second-step conversion transaction you may find advantageous.

     FedFirst Financial MHC owns a majority of FedFirst Financial’s common stock and, through its board of directors, will be able to exercise voting control over most matters put to a vote of stockholders. The same directors and officers who manage FedFirst Financial and First Federal Savings Bank also manage FedFirst Financial MHC. As a federally chartered mutual holding company, the board of directors of FedFirst Financial MHC must ensure that the interests of depositors of First Federal Savings Bank are represented and considered in matters put to a vote of stockholders of FedFirst Financial. Therefore, the votes cast by FedFirst Financial MHC may not be in your personal best interests as a stockholder. For example, FedFirst Financial MHC may exercise its voting control to defeat a stockholder nominee for election to the board of directors of FedFirst Financial. In addition, stockholders will not be able to force a merger or second-step conversion transaction without the consent of FedFirst Financial MHC. Some stockholders may desire a sale or merger transaction, since stockholders typically receive a premium for their shares, or a second-step conversion transaction, since fully converted institutions tend to trade at higher multiples than mutual holding companies.

Office of Thrift Supervision policy on remutualization transactions could prohibit acquisition of FedFirst Financial, which may adversely affect our stock price.

     Current Office of Thrift Supervision regulations permit a mutual holding company to be acquired by a mutual institution in a remutualization transaction. However, the Office of Thrift Supervision has issued a policy statement indicating that it views remutualization transactions as raising significant issues concerning disparate treatment of minority stockholders and mutual members of the target entity and raising issues concerning the effect on the mutual members of the acquiring entity. Under certain circumstances, the Office of Thrift Supervision intends to give these issues special scrutiny and reject applications providing for the remutualization of a mutual holding company unless the applicant can clearly demonstrate that the Office of Thrift Supervision’s concerns are not warranted in the particular case. Should the Office of Thrift Supervision prohibit or otherwise restrict these transactions in the future, our per share stock price may be adversely affected. In addition, Office of Thrift Supervision regulations prohibit, for three years following completion of our recent stock offering, the acquisition of more than 10% of any class of equity security issued by us without the prior approval of the Office of Thrift Supervision.

Regulation and Supervision

General

     First Federal Savings Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as its deposits insurer. First Federal Savings Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund managed by the Federal Deposit Insurance Corporation. First Federal Savings Bank must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of Thrift Supervision and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate First Federal Savings Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on FedFirst Financial, FedFirst Financial MHC and First Federal Savings Bank and their operations. FedFirst Financial and FedFirst Financial MHC, as savings and loan holding companies, are required to file certain reports with, are subject to examination by, and otherwise must comply with the rules and regulations of the Office of Thrift Supervision. FedFirst Financial is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

     Certain of the regulatory requirements that are or will be applicable to First Federal Savings Bank, FedFirst Financial and FedFirst Financial MHC are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on First Federal Savings Bank, FedFirst Financial and FedFirst Financial MHC and is qualified in its entirety by reference to the actual statutes and regulations.

Regulation of Federal Savings Associations

     Business Activities. Federal law and regulations, primarily the Home Owners’ Loan Act and the regulations of the Office of Thrift Supervision, govern the activities of federal savings banks, such as First Federal Savings Bank. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

     Branching. Federal savings banks are authorized to establish branch offices in any state or states of the United States and its territories, subject to the approval of the Office of Thrift Supervision.

     Capital Requirements. The Office of Thrift Supervision’s capital regulations require federal savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standard requires federal savings institutions to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2004 First Federal Savings Bank met each of these capital requirements. See note 9 of the notes to consolidated financial statements included in this annual report on Form 10-KSB.

     Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” An institution must file a capital restoration plan with the Office of Thrift Supervision within 45 days of the date it receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

     Standards for Safety and Soundness. As required by statute, the federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of Thrift Supervision determines that a savings institution fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard.

     Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like First Federal Savings Bank, it is a subsidiary of a holding company. If First Federal Savings Bank’s capital were ever to fall below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice.

     Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

     A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.” As of December 31, 2004, First Federal Savings Bank maintained 91.8% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

     Transactions with Related Parties. First Federal Savings Bank’s authority to engage in transactions with “affiliates” is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board’s Regulation W. The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution. FedFirst Financial, FedFirst Financial MHC and their non-savings institution subsidiaries would be affiliates of First Federal Savings Bank. In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates. In addition, certain types of transactions are restricted to an aggregate percentage of the institution’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from an institution. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The Sarbanes-Oxley Act of 2002 generally prohibits a company from making loans to its executive officers and directors. However, that act contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, First Federal Savings Bank’s authority to extend credit to executive officers, directors and 10% stockholders (“insiders”), as well as entities such persons control, is limited. The law restricts both the individual and aggregate amount of loans First Federal Savings Bank may make to insiders based, in part, on First Federal Savings Bank’s capital position and requires certain board approval procedures to be followed. Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. There are additional restrictions applicable to loans to executive officers.

     Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

     Assessments. Federal savings banks are required to pay assessments to the Office of Thrift Supervision to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report.

     Insurance of Deposit Accounts. First Federal Savings Bank is a member of the Savings Association Insurance Fund. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution’s assessment rate depends upon the categories to which it is assigned. Assessment rates for Savings Association Insurance Fund member institutions are determined semi-annually by the Federal Deposit Insurance Corporation and currently range from zero basis points of assessable deposits for the healthiest institutions to 27 basis points of assessable deposits for the riskiest.

     The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A material increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of First Federal Savings Bank. Management cannot predict what insurance assessment rates will be in the future.

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the Savings Association Insurance Fund. During the four quarters ended December 31, 2004, Financing Corporation payments for Savings Association Insurance Fund members averaged 1.4 basis points of assessable deposits.

     The Federal Deposit Insurance Corporation may terminate an institution’s insurance of deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. The management of First Federal Savings Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Federal Home Loan Bank System. First Federal Savings Bank is a member of the Federal Home Loan Bank System, which consists of (12) regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. First Federal Savings Bank, as a member of the Federal Home Loan Bank of Pittsburgh, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan

Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, our net interest income would likely also be reduced.

     Community Reinvestment Act. Under the Community Reinvestment Act, as implemented by Office of Thrift Supervision regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with its examination of a savings association, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

     The Community Reinvestment Act requires public disclosure of an institution’s rating and requires the Office of Thrift Supervision to provide a written evaluation of an association’s Community Reinvestment Act performance utilizing a four-tiered descriptive rating system.

     First Federal Savings Bank received a “satisfactory” rating as a result of its most recent Community Reinvestment Act assessment.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $47.6 million; a 10% reserve ratio is applied above $47.6 million. The first $7.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. First Federal Savings Bank complies with the foregoing requirements.

Holding Company Regulation

     General. FedFirst Financial and FedFirst Financial MHC are savings and loan holding companies within the meaning of federal law. As such, they are registered with the Office of Thrift Supervision and are subject to Office of Thrift Supervision regulations, examinations, supervision, reporting requirements and regulations concerning corporate governance and activities. In addition, the Office of Thrift Supervision has enforcement authority over FedFirst Financial and FedFirst Financial MHC and their non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to First Federal Savings Bank.

     Restrictions Applicable to Mutual Holding Companies. According to federal law and Office of Thrift Supervision regulations, a mutual holding company, such as FedFirst Financial MHC, may generally engage in the following activities: (1) investing in the stock of a savings association; (2) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (3) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; and (4) any activity approved by the Federal Reserve Board for a bank holding company or financial holding company or previously approved by the Office of Thrift Supervision for multiple savings and loan holding companies. Recent legislation, which authorized mutual holding companies to engage in activities permitted for financial holding companies, expanded the authorized activities. Financial holding companies may engage in a broad array of financial service activities including insurance and securities.

     Federal law prohibits a savings and loan holding company, including a federal mutual holding company, from directly or indirectly, or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings association, or its holding company, without prior written approval of the Office of Thrift Supervision. Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law, or acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings associations, the Office of Thrift Supervision must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

     The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, except: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (2) the acquisition of a savings association in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

     If the savings association subsidiary of a savings and loan holding company fails to meet the qualified thrift lender test, the holding company must register with the Federal Reserve Board as a bank holding company within one year of the savings association’s failure to so qualify.

     Stock Holding Company Subsidiary Regulation. The Office of Thrift Supervision has adopted regulations governing the two-tier mutual holding company form of organization and subsidiary stock holding companies that are controlled by mutual holding companies. FedFirst Financial is the stock holding company subsidiary of FedFirst Financial MHC. FedFirst Financial is permitted to engage in activities that are permitted for FedFirst Financial MHC subject to the same restrictions and conditions.

     Waivers of Dividends by FedFirst Financial MHC. Office of Thrift Supervision regulations require FedFirst Financial MHC to notify the Office of Thrift Supervision if it proposes to waive receipt of dividends from FedFirst Financial. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company is considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with applicable accounting standards, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under Office of Thrift Supervision capital distribution regulations. We anticipate that FedFirst Financial MHC will waive dividends that FedFirst Financial may pay, if any.

     Conversion of FedFirst Financial MHC to Stock Form. Office of Thrift Supervision regulations permit FedFirst Financial MHC to convert from the mutual form of organization to the capital stock form of organization. There can be no assurance of when, if ever, a conversion transaction will occur, and the board of directors has no current intention or plan to undertake a conversion transaction. In a conversion transaction, a new holding company would be formed as the successor to FedFirst Financial, FedFirst Financial MHC’s corporate existence would end, and certain depositors of First Federal Savings Bank would receive the right to subscribe for additional shares of the new holding company. In a conversion transaction, each share of common stock held by stockholders other than FedFirst Financial MHC would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio determined at the time of conversion that ensures that stockholders other than FedFirst Financial MHC own the same percentage of common stock in the new holding company as they owned in FedFirst Financial immediately before conversion. The total number of shares held by stockholders other than FedFirst Financial MHC after a conversion transaction would be increased by any purchases by such stockholders in the stock offering conducted as part of the conversion transaction.

     Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the Office of Thrift Supervision. Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Privacy Requirements of the GLBA

     The Gramm-Leach-Bliley Act of 1999 provided for sweeping financial modernization for commercial banks, savings banks, securities firms, insurance companies, and other financial institutions operating in the United States. Among other provisions, the Gramm-Leach-Bliley Act places limitations on the sharing of consumer financial information with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties.

Anti-Money Laundering

     The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”) significantly expanded the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the U.S. financial system to fund terrorist activities. Title III of the USA PATRIOT ACT provides for a significant overhaul of the U.S. anti-money laundering regime. Among other provisions, it requires financial institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations.

Other Regulations

     Interest and other charges collected or contracted for by First Federal Savings Bank are subject to state usury laws and federal laws concerning interest rates. First Federal Savings Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

     The deposit operations of First Federal Savings Bank also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which, effective October 28, 2004, gave “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check.

Federal and State Taxation

Federal Income Taxation

     General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2000. For its 2004 year, First Federal Savings Bank’s maximum federal income tax rate was 34%.

     FedFirst Financial and First Federal Savings Bank have entered into a tax allocation agreement. Because FedFirst Financial owns 100% of the issued and outstanding capital stock of First Federal Savings Bank, FedFirst Financial and First Federal Savings Bank are members of an affiliated group within the meaning of Section 1504(a) of the Internal Revenue Code, of which group FedFirst Financial is the common parent corporation. As a result of this affiliation, First Federal Savings Bank may be included in the filing of a consolidated federal income tax return with FedFirst Financial and, if a decision to file a consolidated tax return is made, the parties agree to compensate each other for their individual share of the consolidated tax liability and/or any tax benefits provided by them in the filing of the consolidated federal income tax return.

     Bad Debt Reserves. For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $2.5 million of our accumulated bad debt reserves would not be recaptured into taxable income unless First Federal Savings Bank makes a “non-dividend distribution” to FedFirst Financial as described below.

     Distributions. If First Federal Savings Bank makes “non-dividend distributions” to FedFirst Financial, the distributions will be considered to have been made from First Federal Savings Bank’s unrecaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1987, to the extent of the “non-dividend distributions,” and then from First Federal Savings Bank’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in First Federal Savings Bank’s taxable income. Non-dividend distributions include distributions in excess of First Federal Savings Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation.

Dividends paid out of First Federal Savings Bank’s current or accumulated earnings and profits will not be so included in First Federal Savings Bank’s taxable income.

     The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if First Federal Savings Bank makes a non-dividend distribution to FedFirst Financial, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. First Federal Savings Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

State Taxation

     FedFirst Financial and its non-thrift Pennsylvania subsidiaries are subject to the Pennsylvania Corporation Net Income Tax and Capital Stock and Franchise Tax. The state Corporate Net Income Tax rate for fiscal years ended 2004, 2003 and 2002 was 9.99% and was imposed on FedFirst Financial’s and its non-thrift subsidiaries’ unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of .724% of a corporation’s capital stock value, which is determined in accordance with a fixed formula.

     First Federal Savings Bank is taxed under the Pennsylvania Mutual Thrift Institutions Tax Act (the “MTIT”), as amended, to include thrift institutions having capital stock. Pursuant to the MTIT, First Federal Savings Bank’s tax rate is 11.5%. The MTIT exempts First Federal Savings Bank from all other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The MTIT is a tax upon net earnings, determined in accordance with generally accepted accounting principles with certain adjustments. The MTIT, in computing income, allows for the exclusion of interest earned on Pennsylvania and federal securities, while disallowing a percentage of a thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of First Federal Savings Bank. Net operating losses, if any, thereafter can be carried forward three years for MTIT purposes. Neither FedFirst Financial nor First Federal Savings Bank have been audited by the Commonwealth of Pennsylvania in the last five years.

ITEM 2. DESCRIPTION OF PROPERTY

     We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of December 31, 2004.

			Date of		Net Book Value
	Year	Square	Lease	Owned/	as of
Location	Opened	Footage	Expiration	Leased	December 31, 2004
	(Dollars in thousands)
First Federal Savings Bank:

Donner at Sixth Street
Monessen, PA 15062	1970	11,430	N/A	Owned	$258

557 Donner at Sixth Street
Monessen, PA 15062 (1)	1980	6,625	N/A	Owned	19

235 West Main Street
PO Box 141
Monongahela, PA 15063	1965	6,323	N/A	Owned	111

1670 Broad Avenue
Belle Vernon, PA 15012	1974	5,048	N/A	Owned	268

545 West Main Street
Uniontown, PA 15401 (2)	1975	4,160	N/A	Owned	202

Park Centre Plaza
1711 Grand Boulevard
Monessen, PA 15062	1985	1,575	2/28/10	Leased	—

Meldon at Sixth Street
PO Box 442
Donora, PA 15033	1980	2,609	N/A	Owned	257

101 Independence Street
PO Box 625
Perryopolis, PA 15473	1986	1,992	N/A	Owned	52

Exchange Underwriters:

121 West Pike Street
Canonsburg, PA 15317	1982	3,500	5/31/07	Leased	—

(1)	Administrative offices.

(2)	The property is subject to a ground lease that expires in 2009.

ITEM 3. LEGAL PROCEEDINGS

     Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of March 30, 2005, all of the outstanding shares of common stock of FedFirst Financial were owned by FedFirst Financial Mutual Holding Company.

     We did not repurchase any of our common stock during the quarter ended December 31, 2004 and at December 31, 2004 we had no publicly announced repurchase plans or programs.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The objective of this section is to help potential investors understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the financial statements and notes to the financial statements included in this annual report on Form 10-KSB.

Overview

     Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Other significant sources of pre-tax income are service charges (mostly from service charges on deposit accounts), commissions from the sale of insurance products and bank-owned life insurance. In some years we recognize income from the sale of securities.

     In addition to regular commissions, our insurance subsidiary receives contingent commissions, which are incremental compensation for achieving specified premium volume and/or loss experience goals set by the insurance companies for the business we place with them. These commissions totaled $48,000 in the year ended December 31, 2004. As a result of charges brought by the New York State Attorney General in October 2004 against Marsh & McLennan Companies that involve the payment of contingent commissions, numerous insurance companies have announced that they are reviewing the nature of contingent commissions within their business. It is possible that many insurance companies will eliminate the payment of contingent commissions and/or change their commission structures, which may have the effect of reducing the commissions that we receive.

     Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

     Expenses. The noninterest expenses we incur in operating our business consist of compensation and employee benefits expenses, occupancy expenses, federal insurance premiums, data processing expenses and other miscellaneous expenses.

     Compensation and employee benefits consist primarily of: salaries and wages paid to our employees; payroll taxes; and expenses for health insurance, retirement plans and other employee benefits.

     Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of depreciation charges, furniture and equipment expenses, maintenance, real estate taxes and costs of utilities. Depreciation of premises and equipment is computed using the straight-line method based on the useful lives of the related assets, which range from three to 40 years. Leasehold improvements are amortized over the shorter of the useful life of the asset or term of the lease.

     Data processing expenses are the fees we pay to third parties for processing customer information, deposits and loans.

     Federal insurance premiums are payments we make to the Federal Deposit Insurance Corporation for insurance of our deposit accounts.

     Other expenses include expenses for professional services, advertising, office supplies, postage, telephone, insurance, charitable contributions, regulatory assessments and other miscellaneous operating expenses.

Critical Accounting Policies

     We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the following to be our critical accounting policies: allowance for loan losses, deferred income taxes and goodwill.

     Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. See note 3 of the notes to consolidated financial statements included in this annual report on Form 10-KSB.

     Deferred Income Taxes. We use the asset and liability method of accounting for income taxes as prescribed in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings.

     Goodwill. In connection with our acquisition of Exchange Underwriters, we recorded $1.1 million of goodwill. As required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized but is subject, at a minimum, to annual tests for impairment. The SFAS No. 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. We estimate the fair values of the related operations using discounted cash flows. The forecasts of future cash flows are based on our best estimate of future revenues and operating costs, based primarily on contracts in effect, new accounts and cancellations, and operating budgets. The impairment analysis requires management to make subjective judgments concerning how the acquired assets will perform in the future. Events and factors that may significantly affect the estimates include competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and industry and market trends. Changes in these forecasts could cause a reporting unit to either pass or fail the first step in the SFAS No. 142 goodwill impairment model, which could significantly change the amount of impairment recorded. Our annual assessment of potential goodwill impairment was completed in the first quarter of 2004. Based on the results of this assessment, no goodwill impairment was recognized.

Operating Strategy

     Our mission is to operate and grow a profitable community-oriented financial institution. We plan to achieve this by executing our strategy of:

•	expanding our lending efforts in order to increase our ratio of loans to investments;

•	continuing to use conservative underwriting practices to maintain the high quality of our loan portfolio;

•	building core deposits by expanding our branch network into more vibrant communities; and

•	expanding our insurance agency activities.

     Expand our lending efforts in order to increase our ratio of loans to investments

     At December 31, 2004, we had $158.4 million of loans and $120.4 million of securities, which results in a ratio of loans to investments of 56.8/43.2. Our initial goal is to grow our loan portfolio so that our ratio of loans to investments is 60/40. We believe that this will improve our net interest income, as loans tend to have higher interest rates than securities. We may hire additional lending or business development officers in order to help us achieve this goal.

     Continue to use conservative underwriting practices to maintain the high quality of our loan portfolio

     We believe that high asset quality is a key to long-term financial success. We have sought to maintain a high level of asset quality and moderate credit risk by using underwriting standards which we believe are conservative. At December 31, 2004, our nonperforming loans (nonaccrual loans and accruing loans 90 or more days delinquent) were 0.22% of our total loan portfolio. Although we intend to grow our loan portfolio, we intend to continue our philosophy of managing lending risks through our conservative approach to lending.

     Build core deposits by expanding our branch network into more vibrant communities

     Although many of the communities of the mid-Monongahela Valley have not recovered from the population and economic decline that followed the decline of the area’s steel industry, there are other communities in the southern Pittsburgh metropolitan area that are experiencing population growth and economic expansion. We intend to pursue growth of core deposit relationships by expanding into more vibrant communities through de novo branching.

     Expand our insurance agency activities

     In 2002, we acquired an 80% interest in an independent, full-service insurance agency located in our market area. We are working to promote insurance products to our banking customers in order to help grow the insurance business. We also may grow our insurance business by acquiring other agencies.

Balance Sheet Analysis

     Loans. Our primary lending activity is the origination of loans secured by real estate. We originate one- to four-family residential loans, commercial and multi-family real estate loans and construction loans. To a lesser extent, we originate commercial and consumer loans.

     The largest segment of our loan portfolio is one- to four-family residential loans. At December 31, 2004, these loans totaled $111.3 million and represented 69.5% of total loans, compared to $115.2 million, or 69.4% of total loans, at December 31, 2003. One- to four-family residential loans decreased $3.9 million, or 3.4%, in the year ended December 31, 2004 as slower loan originations did not keep pace with refinancings and paydowns.

     Commercial and multi-family real estate loans totaled $32.4 million and represented 20.3% of total loans at December 31, 2004, compared to $33.9 million, or 20.5% of total loans, at December 31, 2003. Commercial and multi-family real estate loans decreased $1.5 million, or 4.5%, in the year ended December 31, 2004 as a result of prepayments of purchased loans.

     Construction loans totaled $5.7 million and represented 3.6% of total loans at December 31, 2004, compared to $3.9 million, or 2.4% of total loans, at December 31, 2003. Construction loans increased $1.7 million, or 44.3%, in the year ended December 31, 2004 due to growth in both residential and commercial loans.

     We occasionally originate commercial business loans secured by business assets other than real estate, such as business equipment, inventory and accounts receivable. Commercial business loans totaled $948,000, and represented 0.6% of total loans at December 31, 2004, compared to $971,000, or 0.6% of total loans, at December 31, 2003.

     We also originate a variety of consumer loans, including home equity loans and lines of credit, education loans, loans secured by passbook or certificate accounts, automobile loans, home improvement loans and secured and unsecured personal loans. Consumer loans totaled $9.7 million and represented 6.0% of total loans at December 31, 2004, compared to $11.8 million, or 7.1% of total loans, at December 31, 2003. The $2.1 million, or 18.0%, decrease was due to declines in all categories of the portfolio, as we de-emphasized student loans and home improvement loans and home equity loans were repaid as part of the refinancing boom.

     The following table sets forth the composition of our loan portfolio at the dates indicated.

	At December 31,
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
					(Dollars in thousands)
Real estate - mortgage:
One- to four-family residential	$111,314	69.5%	$115,191	69.4%	$84,355	77.2%	$74,693	77.8%	$79,970	79.8%
Multi-family	26,995	16.9	31,108	18.8	1,083	1.0	936	1.0	1,008	1.0
Commercial	5,401	3.4	2,799	1.7	2,571	2.3	2,675	2.8	1,124	1.1

Total real estate - mortgage loans	143,710	89.8	149,098	89.9	88,009	80.5	78,304	81.6	82,102	81.9

Real estate - construction:
Residential	5,584	3.5	2,436	1.5	5,181	4.8	1,094	1.1	2,730	2.7
Commercial	94	0.1	1,500	0.9	1,657	1.5	387	0.4	703	0.7

	5,678	3.6	3,936	2.4	6,838	6.3	1,481	1.5	3,433	3.4

Consumer:
Education and consumer	2,303	1.4	2,674	1.6	2,973	2.7	3,114	3.3	3,347	3.4
Home equity	6,440	4.0	7,808	4.7	9,153	8.4	9,796	10.2	8,057	8.0
Loans on savings accounts	245	0.2	291	0.2	297	0.3	304	0.3	352	0.4
Home improvement and other	668	0.4	999	0.6	1,437	1.3	1,917	2.0	1,900	1.9

Total consumer loans	9,656	6.0	11,772	7.1	13,860	12.7	15,131	15.8	13,656	13.7

Commercial	948	0.6	971	0.6	580	0.5	1,041	1.1	1,015	1.0

Total loans	159,992	100.0%	165,777	100.0%	109,287	100.0%	95,957	100.0%	100,206	100.0%

Premium on loan purchases	595		740		—		2		4
Net deferred loan costs	393		413		397		291		240
Discount on loans purchased	(183)		(218)		—		—		—
Loans in process	(3,374)		(503)		(1,739)		(256)		(848)
Allowance for losses	(725)		(725)		(525)		(525)		(525)

Loans, net	$156,698		$165,484		$107,420		$95,469		$99,077

     The following table sets forth certain information at December 31, 2004 regarding the dollar amount of loans maturing during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Real Estate-	Real Estate-
	Mortgage	Construction	Commercial	Consumer	Total
	Loans	Loans	Loans	Loans	Loans
	(In thousands)
Amounts due in:
One year or less	$24	$—	$231	$1,233	$1,488
More than one to five years	3,238	94	35	1,787	5,154
More than five years	140,448	5,584	682	6,636	153,350

Total	$143,710	$5,678	$948	$9,656	$159,992

     The following table sets forth the dollar amount of all loans at December 31, 2004 that are due after December 31, 2005 and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude applicable loans in process, unearned interest on consumer loans and net deferred loan fees.

		Floating or
	Fixed Rates	Adjustable Rates	Total
	(In thousands)
Real estate-mortgage loans	$105,601	$38,085	$143,686
Real estate-construction loans	1,471	4,207	5,678
Commercial loans	717	—	717
Consumer loans	6,676	1,747	8,423

Total	$114,465	$44,039	$158,504

     Our adjustable-rate mortgage loans generally do not provide for downward adjustments below the initial contract rate. This feature has prevented these loans from adjusting downwards in the current low interest rate environment. When market interest rates rise, the interest rates on these loans will not increase until the contract rate (the index plus the margin) exceeds the interest rate floor.

     Securities. Our securities portfolio consists primarily of U.S. Government and agency securities, mortgage-backed securities, guaranteed REMIC pass-through certificates and corporate debt securities.

     REMICs (real estate mortgage investment conduits) represent a participation interest in a pool of mortgages. REMICs are created by redirecting the cash flows from the pool of mortgages underlying those securities to create two or more classes (or tranches) with different maturity or risk characteristics designed to meet a variety of investor needs and preferences. We believe that these securities represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. REMICs may be sponsored by private issuers, such as money center banks or mortgage bankers, or by U.S. Government agencies and government sponsored entities. At December 31, 2004, we held privately issued REMICs with a carrying value of $33.9 million. The privately issued REMICs that we hold carry the highest credit rating offered by either Moody’s or Standard and Poor’s. We monitor the credit rating of our REMICs on a regular basis.

     Although corporate debt securities generally have greater credit risk than U.S. treasury and government agency securities, they generally have higher yields than government securities of similar duration. We have not purchased corporate debt securities in recent periods because low yields and high premiums have made them less attractive than alternative investments.

     Investment securities decreased $46.0 million, or 34.8%, in 2004. As part of our fourth quarter restructuring, we sold $17.8 million of fixed-rate U.S. government agency securities, $14.4 million of collateralized mortgage obligations of which $13.1 million were fixed-rate securities, and $2.9 million of mortgage-backed securities of which $200,000 were fixed-rate securities. The securities sold had a weighted average yield of 3.71% at September 30, 2004. Maturities and prepayments accounted for the remainder of the decrease in the portfolio.

     The following table sets forth the carrying values and fair values of our securities portfolio at the dates indicated.

	At December 31,
	2004		2003		2002
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Securities available-for-sale:
U.S. Government and agency securities	$13,425	$13,213	$37,673	$37,512	$3,105	$3,120
Mortgage-backed securities	26,626	26,780	40,666	40,826	54,139	55,243
Guaranteed REMICs	44,013	43,703	46,667	46,448	61,034	61,659
Corporate debt securities	2,495	2,505	7,030	7,284	12,338	12,876
Other debt securities	56	56	248	256	—	—
Equity securities	50	50	—	—	—	—

Total securities available-for-sale	86,665	86,307	132,284	132,326	130,616	132,898

Securities held-to-maturity:
Mortgage-backed securities	—	—	—	—	2,754	2,837
Guaranteed REMICs	—	—	—	—	18,762	18,880
Other debt securities	—	—	—	—	487	502

Total securities held-to-maturity	—	—	—	—	22,003	22,219

Total	$86,665	$86,307	$132,284	$132,326	$152,619	$155,117

     At December 31, 2004, we had no investments in a single company or entity (other than the U.S. Government or an agency of the U.S. Government) that had an aggregate book value in excess of 10% of our equity at December 31, 2004.

     The following table sets forth the stated maturities and weighted average yields of our mortgage-backed and debt securities at December 31, 2004. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. At December 31, 2004, mortgage-backed securities and REMICs with adjustable rates totaled $44.4 million.

			More Than		More Than
	One Year		One Year to		Five Years to		More Than
	or Less		Five Years		Ten Years		Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. Government and agency securities	$—	—%	$7,526	3.17%	$4,711	4.24%	$976	4.74%	$13,213	3.72%
Mortgage-backed securities	—	—	52	8.62	2,006	3.95	24,722	3.46	26,780	3.50
Guaranteed REMICs	—	—	964	2.88	540	2.93	42,199	4.16	43,703	4.11
Corporate debt securities	1,013	6.75	—	—	—	—	1,492	5.20	2,505	5.22
Other debt securities	—	—	56	3.75	—	—	—	—	56	3.75

Total available-for-sale debt securities	$1,013	6.75%	$8,598	3.17%	$7,257	4.06%	$69,389	3.94%	86,257	3.90%

Equity securities									50

Total securities available-for-sale									$86,307

     Deposits. Our deposit base is comprised of demand deposits, money market and savings accounts and time deposits. We consider demand deposits and money market and savings accounts to be core deposits. Deposits decreased $5.1 million, or 3.6%, for the year ended December 31, 2004, as core deposits increased $1.1 million, or 1.9%, while time deposits decreased $6.3 million or 7.5%. During recent years we have experienced a decline in time deposits due primarily to the following factors: the shrinking population of our market area; many of our customers are retired and living off of their savings; lower rates have caused depositors to favor other products, such as money market accounts; and increased competition from credit unions in our market area.

     The following table sets forth the balances of our deposit products at the dates indicated.

	At December 31,
	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest-bearing demand deposits	$3,626	2.6%	$2,600	1.8%	$1,854	1.3%
Interest-bearing demand deposits	14,645	10.6	14,907	10.4	13,950	9.6
Money market and savings accounts	42,573	30.8	42,198	29.5	41,194	28.3
Certificates of deposit	77,160	56.0	83,429	58.3	88,325	60.8

Total	$138,004	100.0%	$143,134	100.0%	$145,323	100.0%

     The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity as of December 31, 2004. Jumbo certificates of deposit require minimum deposits of $100,000.

Certificates
Maturity Period	of Deposits
(In thousands)
Three months or less	$732
Over three through nine months	868
Over six through twelve months	1,878
Over twelve months	5,842

Total	$9,320

     The following table sets forth time deposits classified by rates at the dates indicated.

	At December 31,
Rate	2004	2003	2002
	(In thousands)
1.01 - 2.00%	$32,367	$30,755	$15,955
2.01 - 3.00%	4,668	8,159	22,016
3.01 - 4.00%	10,009	11,022	8,763
4.01 - 5.00%	9,259	9,978	12,716
5.01 - 6.00%	8,894	11,781	17,105
6.01 - 7.00%	8,631	8,483	8,636
7.01 - 8.00%	3,332	3,251	3,134

Total	$77,160	$83,429	$88,325

     The following table sets forth the amount and maturities of time deposits at December 31, 2004.

	Amount Due						Percent of
		More Than	More Than	More Than			Total
	Less Than	One Year to	Two Years to	Three Years	More Than		Certificate
	One Year	Two Years	Three Years	to Four Years	Four Years	Total	Accounts
	(Dollars in thousands)
1.01 - 2.00%	$29,804	$2,558	$5	$—	$—	$32,367	42.0%
2.01 - 3.00%	1,627	2,404	637	—	—	4,668	6.0
3.01 - 4.00%	1,639	652	1,244	1,996	4,478	10,009	13.0
4.01 - 5.00%	214	2,351	4,051	1,352	1,291	9,259	12.0
5.01 - 6.00%	2,276	1,554	969	1,270	2,825	8,894	11.5
6.01 - 7.00%	951	908	3,323	494	2,955	8,631	11.2
7.01 - 8.00%	3,332	—	—	—	—	3,332	4.3

Total	$39,843	$10,427	$10,229	$5,112	$11,549	$77,160	100.0%

     The following table sets forth deposit activity for the periods indicated.

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Beginning balance	$143,134	$145,323	$150,149
Decrease before interest credited	(8,694)	(5,838)	(10,048)
Interest credited	3,564	3,649	5,222

Net decrease in deposits	(5,130)	(2,189)	(4,826)
Ending balance	$138,004	$143,134	$145,323

     Borrowings. We utilize borrowings from the Federal Home Loan Bank of Pittsburgh to supplement our supply of funds for loans and investments.

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
FHLB Advances
Maximum amount outstanding at any month end during the period	$160,969	$181,114	$139,886
Average amounts outstanding during the period	$146,269	$144,206	$119,785
Weighted average interest rate during the period	4.01%	3.90%	4.53%
Balance outstanding at end of period	$110,416	$160,511	$117,619
Weighted average interest rate at end of period	3.63%	3.84%	4.48%

     Federal Home Loan Bank advances decreased $50.1 million in the year ended December 31, 2004. These advances mature in 2005 through 2013.

Results of Operations for the Years Ended December 31, 2004 and 2003

     Overview.

	2004	2003	%Change
	(Dollars in thousands)
Net income	$(883)	$343	(357.4)%
Return on average assets	(0.30)%	0.11%	(363.6)%
Return on average equity	(4.17)%	1.57%	(283.4)%
Average equity to average assets	6.86%	6.98%	(1.72)%

     We had a net loss of $883,000 for 2004, compared to net income of $343,000 for 2003. The net loss for 2004 was the result of our balance sheet restructuring. In the fourth quarter we incurred prepayment penalties totaling $1.9 million before income taxes as a result of the repayment of the advances and a loss of $558,000 before income taxes as a result of the sale of securities. We undertook a restructuring of our balance sheet for the purpose of improving our net interest income in subsequent periods. We expect this restructuring to increase the average yield on our remaining interest-earning assets and to decrease the average cost of our remaining interest-bearing liabilities.

     Net Interest Income. Net interest income increased $745,000, or 18.3%, to $4.8 million for the year ended December 31, 2004, as a result of growth in interest income.

     Total interest income increased $410,000, or 3.0%, to $13.9 million for the year ended December 31, 2004, as increased interest income on loans offset a decrease in interest income on investment securities. Interest income on loans increased $716,000 between the periods as loan purchases in 2003 resulted in a larger average balance of loans in 2004. The average yield on the loan portfolio decreased as a result of the continuation of the low interest rate environment that began in 2001. Interest income on investment securities decreased $272,000, or 5.9%, as a decrease in the average balance was partially offset by an increase of 27 basis points in the average yield. In late 2003 and early 2004, we focused on improving the yield of the investment portfolio. Since that time, we have allowed the portfolio to shrink as part of our efforts to reduce total assets and improve capital ratios.

     Total interest expense decreased $335,000, or 3.6%, to $9.1 million for the year ended December 31, 2004 as a result of lower interest expense on deposits. Interest paid on interest-bearing deposits decreased $571,000, or 15.1%, due to a lower average balance of deposits and lower rates paid. The average interest rate paid on deposits decreased 30 basis points to 2.37% as a result of the prevailing low interest rate environment. Interest paid on borrowings increased $236,000, or 4.2%, as a result of a $2.1 million increase in the average balance of borrowings and an 11 basis point increase in the average cost.

     Adjustments made in 2004 to a $20.0 million leverage transaction that was initiated in July 2003 reduced the spread between the investment and the related funding, but protected us from future losses in a rising interest rate environment. These adjustments, which consisted of replacing a callable security with a security with a one-time only call and replacing the funding with advances that are due when the security matures, reduced our net interest income from this transaction and contributed to our narrow interest rate spread.

     Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of this table, average balances have been calculated using month-end balances. Management does not believe that the use of month-end balances instead of daily average balances has caused any material differences in the information presented.

	Years Ended December 31,
	2004			2003
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans, net (1)(2)	$158,460	$9,357	5.91%	$143,850	$8,641	6.01%
Investment securities	120,485	4,345	3.61	138,046	4,617	3.34
Other interest-earning assets	15,193	195	1.28	16,728	229	1.37

Total interest-earning assets	294,138	13,897	4.72	98,624	13,487	4.52

Noninterest-earning assets	14,904			15,374

Total assets	$309,042			$313,998

Liabilities and equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$14,091	67	0.48	$14,470	102	0.70
Money market and savings accounts	42,627	440	1.03	42,201	539	1.28
Certificates of deposit	79,465	2,715	3.42	85,626	3,152	3.68

Total interest-bearing deposits	136,183	3,222	2.37	142,297	3,793	2.67

Short-term FHLB advances	10,437	308	2.95	29,292	796	2.72
Long-term FHLB advances	135,832	5,556	4.09	114,914	4,832	4.20

Total interest-bearing liabilities	282,452	9,086	3.22	286,503	9,421	3.29

Noninterest-bearing liabilities	5,396			5,593

Total liabilities	287,848			292,096

Equity	21,194			21,902

Total liabilities and equity	$309,042			$313,998

Net interest income		$4,811			$4,066

Interest rate spread (3)			1.50%			1.23%

Net interest margin (4)			1.64			1.36
Average interest-earning assets to average interest-bearing liabilities	104.14%					104.23%

(1)	Amount is net of deferred loan costs, loans in process, and estimated allowance for loan losses.

(2)	Amount includes nonaccrual loans in average balance only.

(3)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

     Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns.

	2004
	Compared to
	2003
	Increase (Decrease)
	Due to
	Volume	Rate	Rate/Volume	Net
	(In thousands)
Interest and dividend income:
Loans, net	$875	$(144)	$(15)	$716
Investment securities	(598)	373	(47)	(272)
Other interest-earning assets	(20)	(15)	1	(34)

Total interest-earning assets	257	214	(61)	410

Interest expense:
Deposits	(163)	(426)	18	(571)
FHLB advances	361	(59)	(66)	236

Total interest-bearing liabilities	198	(485)	(48)	(335)

Change in net interest income	$59	$649	$(13)	$745

     Provision for Loan Losses. The following table summarizes the activity in the provision for loan losses for the years ended December 31, 2004 and 2003.

	Year Ended December 31,
	2004	2003
	(In thousands)
Allowance at beginning of period	$725	$525
Provision for loan losses	144	242
Charge-offs	144	42
Recoveries	—	—

Net charge-offs	144	42

Allowance at end of period	$725	$725

     Provisions for loan losses were $144,000 for 2004 compared to $242,000 for 2003. We had net charge-offs of $144,000 in 2004 compared to $42,000 in 2003. The larger provision in 2003 reflected management’s decision to increase the allowance for loan losses by $200,000 following the bulk purchase of residential and multi-family real estate loans during the year.

     An analysis of the changes in the allowance for loan losses is presented under “Risk Management—Analysis and Determination of the Allowance for Loan Losses”.

     Noninterest Income. The following table summarizes noninterest income for the years ended December 31, 2004 and 2003.

	Year Ended December 31,
	2004	2003	% change
	(Dollars in thousands)
Fees and service charges	$406	$425	(4.5)%
Insurance commissions	1,444	1,694	(14.8)
Income from bank-owned life insurance	223	269	(17.1)
Net loss (gain) on sale of securities	(507)	687	(173.8)
Gain on sale of real estate owned	—	2	(100.0)
Other	49	142	(65.5)

Total	$1,615	$3,219	(49.8)%

     Fees and service charges decreased in 2004 due to a decline in overdraft charges. Insurance commissions decreased because a significant customer of the agency did not renew its existing workers’ compensation coverage. The net loss on the sale of securities was primarily the result of our fourth quarter balance sheet restructuring.

     Noninterest Expense. The following table summarizes noninterest expense for the years ended December 31, 2004 and 2003.

	Year Ended December 31,
	2004	2003	% change
	(Dollars in thousands)
Compensation and employee benefits	$3,976	$4,236	(6.1)%
Occupancy	726	683	6.3
Federal insurance premiums	30	34	(11.8)
Data processing	270	237	13.9
Advertising	80	82	(2.4)
Professional services	70	115	(39.1)
Stationary, printing and supplies	117	112	4.5
Telephone	66	65	1.5
Postage	93	106	(12.3)
Correspondent bank fees	112	106	5.7
FHLB Advance prepayment fee	1,940	354	448.0
All other	677	676	0.1

Total	$8,157	$6,806	19.9%

     Compensation and employee benefits decreased due primarily to changes in benefits for employees and directors. In mid-2003 we made changes to our employee health care benefits and in 2004 we terminated post-retirement health care benefits for directors and recaptured accrued expenses relating to that plan.

     Income Taxes. An annual affordable housing income tax credit of $190,000, which runs through 2005, and deferred tax treatment for bank-owned life insurance reduces our income tax obligations. In 2004, we had an income tax benefit of $1.0 million. In 2003, we recorded a tax benefit of $172,000.

Risk Management

     Overview. Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for on a mark-to-market basis. Other risks that we face are operational risks, liquidity risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

     Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. Our strategy also emphasizes the origination of one- to four-family mortgage loans, which typically have lower default rates than other types of loans and are secured by collateral that generally tends to appreciate in value.

     When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. When the loan becomes 15 days past due a past due notice is generated and sent to the borrower. If the payment is not received within five days, a second past due notice is sent. If payment is not then received by the 30th day of delinquency, additional letters and phone calls generally are made. Generally, when a mortgage loan becomes 60 days past due, we send a letter notifying the borrower that he or she may apply for assistance under a state mortgage assistance program. If the borrower does not apply for assistance within the allotted time period or applies for assistance and is rejected, we will commence foreclosure proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. Generally, when a consumer loan becomes 60 days past due, we institute collection proceedings and attempt to repossess any personal property that secures the loan. We may consider loan workout arrangements with certain borrowers under certain circumstances.

     Management informs the board of directors monthly of the amount of loans delinquent more than 30 days, all loans in foreclosure and all foreclosed and repossessed property that we own.

     Analysis of Nonperforming and Classified Assets. We consider repossessed assets and loans that are 90 days or more past due to be nonperforming assets. Loans are generally placed on nonaccrual status when they become 90 days delinquent at which time the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against operations. Typically, payments received on a nonaccrual loan are applied to the outstanding principal and interest as determined at the time of collection of the loan.

     Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost, which is the unpaid balance of the loan plus foreclosure costs, or fair market value at the date of foreclosure. Holding costs and declines in fair value after acquisition of the property result in charges against income.

     The following table provides information with respect to our nonperforming assets at the dates indicated.

	At December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Nonaccrual loans:
Real estate - mortgage	$276	$353	$320	$192	$160
Real estate - construction	—	—	—	—	—
Commercial	—	70	—	—	—
Consumer	29	25	137	38	51

Total	305	448	457	230	211

Accruing loans past due 90 days or more
Real estate - mortgage	2	79	79	172	535
Real estate - construction	—	—	—	—	—
Commercial	—	21	—	—	30
Consumer	31	82	31	188	125

Total	33	182	110	360	690

Total of nonaccrual and 90 days or more past due loans	338	630	567	590	901
Real estate owned	—	—	7	188	101

Total nonperforming assets	338	630	574	778	1,002

Troubled debt restructurings	—	—	—	—	—

Troubled debt restructurings and total nonperforming assets	$338	$630	$574	$778	$1,002

Total nonperforming loans to total loans	0.21%	0.38%	0.53%	0.61%	1.00%
Total nonperforming loans to total assets	0.13	0.19	0.20	0.22	0.33
Total nonperforming assets to total assets	0.13	0.19	0.20	0.29	0.37

     Interest income that would have been recorded for the years ended December 31, 2004 and December 31, 2003 had nonaccruing loans been current according to their original terms amounted to $19,000 and $21,000, respectively. No interest related to nonaccrual loans was included in interest income for the year ended December 31, 2004.

     Federal regulations require us to review and classify our assets on a regular basis. In addition, the Office of Thrift Supervision has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as substandard or doubtful we establish a specific allowance for loan losses. If we classify an asset as loss, we charge off an amount equal to 100% of the portion of the asset classified loss.

     The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At December 31,
	2004	2003	2002
	(In thousands)
Special mention assets	$2,124	$1,715	$1,487
Substandard assets	293	435	1,843
Doubtful assets	—	—	—
Loss assets	—	—	—

Total classified assets	$2,417	$2,150	$3,330

     Other than disclosed in the above tables, there are no other loans at December 31, 2004 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

     Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2004		2003		2002
	30-59	60-89	30-59	60-89	30-59	60-89
	Days	Days	Days	Days	Days	Days
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
	(In thousands)
Real estate - mortgage loans	$456	$37	$252	$37	$114	$147
Real estate - construction loans	—	—	—	—	—	—
Commercial loans	—	52	—	—	97	—
Consumer loans	38	34	152	74	174	19

Total	$494	$123	$404	$111	$385	$166

     Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

     Our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a general valuation allowance on identified problem loans; and (2) a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

     General Valuation Allowance on Identified Problem Loans. We establish a general allowance for delinquent loans that do not have an individual allowance. We segregate these loans by loan category and assign allowance percentages to each category based on inherent losses associated with each type of lending and consideration that these loans, in the aggregate, represent an above-average credit risk and that more of these loans will prove to be uncollectible compared to loans in the general portfolio.

     General Valuation Allowance on the Remainder of the Loan Portfolio. We establish another general allowance for loans that are not delinquent to recognize the inherent losses associated with lending activities. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages to each category. The allowance percentages have been derived using percentages commonly applied under the regulatory framework for First Federal Savings Bank and similarly sized institutions. The percentages are adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are reevaluated periodically to ensure their relevance in the current economic environment.

     In addition, we retain a general loan loss allowance that has not been allocated to particular problem assets or loan categories, other than the broad categories of mortgage loans and non-mortgage loans. This unallocated portion of our allowance is determined based on management’s evaluation of the collectibility of the portfolio as of the evaluation date. The significant factors considered by management in determining the unallocated portion of the allowance are changes in the composition of the loan portfolio, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience, duration of the current business cycle and bank regulatory examination results.

     We identify loans that may need to be charged off as a loss by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectibility. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan or a shortfall in collateral value would result in our charging off the loan or the portion of the loan that was impaired.

     The Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. The Office of Thrift Supervision may require us to make additional provisions for loan losses based on judgments different from ours.

     At December 31, 2004, our allowance for loan losses represented 0.45% of total loans and 214.50% of nonperforming loans. The allowance for loan losses remained unchanged at $725,000 at December 31, 2004 from December 31, 2003 following the provision for loan losses of $144,000 offset by net charge-offs of $144,000. The decision to keep the allowance unchanged reflected a slight decline in the size of the loan portfolio and little change in the amount of classified assets. At December 31, 2004, the general valuation allowance for identified problem loans was decreased to $35,000 from $51,000 at December 31, 2003. This decrease reflected a decrease in delinquent loans. The general valuation allowance on the remainder of the loan portfolio was increased to $528,000 at December 31, 2004, compared to $380,000 at December 31, 2003. The increase in the general allowance on the remainder of the portfolio reflected an increase in the loss factors on multi-family and commercial real estate loans. The unallocated valuation allowance on mortgage loans at December 31, 2004 decreased to $87,000 from $211,000 at December 31, 2003, and the unallocated valuation allowance on nonmortgage loans was decreased from $83,000 to $75,000 during the same period. Included in our portfolio at December 31, 2004 were $26.4 million of residential loans and $26.1 million of multi-family loans that were purchased in 2003. Based on our limited experience with the purchased residential loan portfolio, we continued to apply the same loss factor to the purchased residential loans as we applied to our originated loans. Based on conversations with the Office of Thrift Supervision, the loss factors on multi-family and commercial real estate loans were increased to be more consistent with industry standard loss factors on these types of loans. The unallocated valuation allowance on mortgage loans decreased as a result of the increase in the allocated allowance on mortgage loans. Similarly, the unallocated allowance on nonmortgage loans increased as a result of a decrease in the allocated allowance on nonmortgage loans, as we decided to maintain the level of the allowance on these loans.

     The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	At December 31,
	2004		2003		2002
		% of		% of		% of
		Loans in		Loans in		Loans in
		Category		Category		Category
		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Real estate - mortgage	$440	89.3%	$319	89.9%	$167	80.5%
Real estate - construction	8	3.6	10	2.4	13	6.3
Home Equity	65	4.0	60	4.7	93	8.4
Commercial	33	0.6	25	0.6	9	0.5
Consumer	17	2.0	17	2.4	20	4.3
Unallocated	162	—	294	—	223	—

Total allowance for loan losses	$725	100.0%	$725	100.0%	$525	100.0%

	At December 31,
	2001		2000
		% of		% of
		Loans in		Loans in
		Category		Category
		to Total		to Total
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Real estate - mortgage	$165	81.6%	$213	81.9%
Real estate - construction	3	1.5	5	3.4
Home Equity	92	10.2	40	8.1
Commercial	12	1.1	24	1.0
Consumer	31	5.6	33	5.6
Unallocated	222	—	210	—

Total allowance for loan losses	$525	100.0%	$525	100.0%

     Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles, there can b e no assurance that regulators, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

     Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2004	2003	2002	2001	2000
Allowance at beginning of period	$725	$525	$525	$525	$500

Provision for loan losses	144	242	59	84	67
Charge-offs:
Real estate - mortgage loans	—	32	51	51	31
Real estate - construction loans	—	—	—	—	—
Commercial loans	129	—	—	—	—
Consumer loans	15	10	7	33	11

Total charge-offs	144	42	59	84	42

Recoveries	—	—	—	—	—

Net charge-offs	144	42	59	84	42

Allowance at end of period	$725	$725	$525	$525	$525

Allowance to nonperforming loans	214.50%	115.08%	92.59%	88.98%	58.27%
Allowance to total loans at the end of the period	0.45	0.44	0.48	0.55	0.52
Net charge-offs to average loans during the period	0.09	0.03	0.06	0.09	0.04

     Interest Rate Risk Management. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes: adjusting the maturities of borrowings; adjusting the investment portfolio mix and duration; and periodically selling fixed-rate mortgage loans and available-for-sale investment securities. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

     We have an Asset/Liability Committee, which includes the board of directors and members of management, to communicate, coordinate and control all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

     We use an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, this analysis is not performed for decreases of more than 100 basis points. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at December 31, 2004 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change.

				Net Portfolio Value as %
	Net Portfolio Value			of
Basis Point (“bp”)	(Dollars in thousands)			Portfolio Value of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
300	$15,170	$(11,616)	(43.4)%	5.93%	(369	)bp
200	19,252	(7,534)	(28.1)	7.31	(231)
100	23,283	(3,503)	(13.9)	8.59	(103)
Static	26,786	—	—	9.62	—
(100)	26,236	(550)	(2.1)	9.31	(31)

     The Office of Thrift Supervision uses certain assumptions in assessing the interest rate risk of savings associations. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

     Liquidity Management . Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and borrowings from the Federal Home Loan Bank of Pittsburgh. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

     We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected de posit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.

     Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2004 , cash and cash equivalents totaled $6.7 million. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $29.3 million at December 31, 2004. In addition, at December 31, 2004, we had the ability to borrow a total of approximately $222.7 million from the Federal Home Loan Bank of Pittsburgh. On December 31, 2004, we had $110.4 million of advances outstanding.

     At December 31, 2004, we had $1.9 million in loan commitments outstanding, which consisted of $76,000 million o f mortgage loan commitments, $1.6 million in unused home equity lines of credit and $252,000 in commercial lines of credit. Certificates of deposit due within one year of December 31, 2004 totaled $39.8 million, or 51.6% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2006. We believe, however, based on past experience, that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

     The following table presents certain of our contractual obligations as of December 31, 2004.

		Payments due by period
			One to
		Less than	Three	Three to	More Than
Contractual Obligations	Total	One Year	Years	Five Years	5 Years
	(In thousands)
Long-term debt obligations (1)	$110,416	$11,000	$36,139	$25,878	$37,399
Operating lease obligations (2)	201	57	88	53	3

Total	$110,617	$11,057	$36,227	$25,931	$37,402

(1)	Federal Home Loan Bank advances.

(2)	Payments are for lease of real property.

     Our primary investing activities are the origination and purchase of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts and Federal Home Loan Bank advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, we offer promotional rates on certain deposit products to attract deposits. In the year ended December 31, 2004, the percentage of our funding that came from deposits increased following our repayment of $33.5 million of Federal Home Loan Bank advances as part of a balance sheet restructuring. At December 31, 2004, 55.6% of our funding came from deposits, while 44.4% came from Federal Home Loan Bank advances. In comparison, at December 31, 2003, 47.1% of our funding came from deposits, while 52.9% came from Federal Home Loan Bank advances. No further changes in our funding mix are currently planned or expected, other than changes in the ordinary course of business resulting from deposit flows. For information about our costs of funds, see “—Results of Operations for the Years Ended December 31, 2004 and 2003— Net Interest Income.”

     The following table presents our primary investing and financing activities during the periods indicated.

	Year Ended December 31,
	2004	2003
	(In thousands)
Investing activities:
Loan purchases	$—	$(75,229)
Loans disbursed or closed	(20,407)	*
Loan principal repayments	26,612	*
Proceeds from maturities and principal repayments of securities	51,177	127,673
Proceeds from sales of securities available- for-sale	69,392	27,127
Purchases of securities	(75,660)	(134,564)

Financing activities:
Decrease in deposits	(5,130)	(2,189)
Decrease (increase) in FHLB advances	(50,095)	42,892

*	Our accounting system does not enable us to disclose gross loan originations and gross loan repayments for these periods primarily because transactions that do not involve the disbursement or receipt of cash, such as an internal refinancing or the conversion of a construction loan to a permanent mortgage loan, are recorded in the same manner as a loan disbursement or repayment. We have generated this information for the year ended December 31, 2004 manually for purposes of this annual report on Form 10-KSB. We intend to modify our accounting systems so that we can disclose gross originations and gross repayments in future periods. We anticipate that these modifications will be made in the first quarter of 2005.

     Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2004, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

     We also manage our capital for maximum stockholder benefit. The capital from our pending stock offering will significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. We may use capital management tools such as cash dividends and common share repurchases. However, under Office of Thrift Supervision regulations, we are not allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under the stock-based benefit plan, unless extraordinary circumstances exist and we receive regulatory approval.

     Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see note 11 of the notes to consolidated financial statements.

     For the year ended December 31, 2004, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Impact of Recent Accounting Pronouncements

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which covers guarantees such as standby letters of credit, performance guarantees, and direct or indirect guarantees of the indebtedness of others, but not guarantees of funding. Interpretation No. 45 requires a guarantor to recognize at the inception of a guarantee a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee, and requires disclosure about the maximum potential payments that might be required, as well as the collateral or other recourse obtainable. The recognition and measurement provisions of Interpretation No. 45 were effective on a prospective basis after December 31, 2002, and its adoption on January 1, 2003 has not had a significant effect on our consolidated financial statements.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which establishes guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. FIN 46 requires a variable interest entity to be consolidated by a company if that company will absorb a majority of expected losses, will receive a majority of expected residual loss, will receive a majority of expected residual returns, or both. Transfers to qualified special-purpose entities and certain other interests in a qualified-special purpose entity are not subject to the requirements of FIN 46. On December 17, 2003, the Financial Accounting Standards Board revised Interpretation No. 46 (FIN 46R) and deferred the effective date of FIN 46 to no later than the end of the first reporting period that ends after March 15, 2004. For special-purpose entities, however, FIN 46 was required to be applied as of December 31, 2003. The adoption of FIN 46 and FIN 46R had no effect on our consolidated financial statements.

     In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. This Statement did not have a material effect on our consolidated financial statements.

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment.” This Statement addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Statement No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires instead that such transactions be accounted for using a fair-value-based method. For public entities, the cost of employee services received in exchange for an award of equity instruments, such as stock options, will be measured based on the grant-date fair value of those instruments, and that cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). This Statement is effective for public entities that file as small business issuers, such as FedFirst Financial, as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

     In December 2004, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” Statement No. 153 amends APB Opinion 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement No. 153 is effective for financial statements for fiscal years beginning after June 15, 2005. This Statement is not expected to have a material effect on our consolidated financial statements.

Effect of Inflation and Changing Prices

     The financial statements and related financial data presented in this annual report on Form 10-KSB have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7. FINANCIAL STATEMENTS

     Information required by this item is included herein beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Prior to 2004, the financial statements of FedFirst Financial Mutual Holding Company were audited by Parente Randolph, LLC. While conducting audits, Parente Randolph also aided in the preparation of the financial statements, a non-audit service that might be considered prohibited for purposes of auditor independence under regulations of the Securities and Exchange Commission. At the time Parente Randolph performed the non-audit services, FedFirst Financial was not a public company and was not subject to Securities and Exchange Commission regulations. In connection with FedFirst Financial’s stock offering and the filing of its registration statement, on October 26, 2004, FedFirst Financial dismissed Parente Randolph and engaged Edwards Sauer & Owens, P.C. to audit the consolidated financial statements of FedFirst Financial as of December 31, 2003 and 2002, and for each of the two years in the period ended December 31, 2003, that were included in the prospectus and in the registration statement.

     Parente Randolph’s reports on the financial statements of FedFirst Financial Mutual Holding Company for the past two years have not contained an adverse opinion or disclaimer of opinion, or been modified as to uncertainty, audit scope or accounting principles. The engagement of Edwards Sauer & Owens, P.C., which was required by the need for FedFirst Financial to comply with Securities and Exchange Commission regulations prohibiting auditors from performing non-audit services, was approved by the board of directors.

     There has not been any disagreement between Parente Randolph and FedFirst Financial with respect to the financial statements for 2002 or 2003 or during the subsequent period through the date of this prospectus, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Parente Randolph, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports. Nor has any of Parente Randolph’s reports on the consolidated financial statements of FedFirst Financial Mutual Holding Company contained an adverse opinion or a disclaimer of opinion, or any qualification or modification as to uncertainty, audit scope, or accounting principles. Parente Randolph has furnished a letter addressed to the Securities and Exchange Commission and filed as an exhibit to FedFirst Financial’s registration statement stating its agreement with the statements made herein.

ITEM 8A. CONTROL AND PROCEDURES

     FedFirst Financial’s management, including FedFirst Financial’s principal executive officer and principal financial officer, have evaluated the effectiveness of FedFirst Financial’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, FedFirst Financial’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that FedFirst Financial files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to FedFirst Financial’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

     The boards of directors of FedFirst Financial MHC, FedFirst Financial and First Federal Savings Bank are each composed of seven members who are elected for terms of three years, approximately one-third of whom are elected annually. The same individuals comprise the boards of directors of all three companies. All of our directors are independent under the current listing standards of the Nasdaq Stock Market, except for Messrs. Griffith, Breslow and Boyer whom we employ as executive officers. Information regarding the directors is provided below. Unless otherwise stated, each person has held his or her current occupation for the last five years. Ages presented are as of December 31, 2004.

     The following directors have terms ending in 2006:

     Peter D. Griffith has been President and Chief Executive Officer of First Federal Savings Bank since 1988. Prior to that, Mr. Griffith was Vice President – Mortgage Lending and Corporate Secretary of First Federal Savings Bank. He has also been President and Chief Executive Officer of FedFirst Financial MHC and FedFirst Financial since their formation in 1999. Age 63. Director since 1991.

     Jack M. McGinley has been the Chief Executive Officer of McGinley Maintenance, Inc. since 1981. Director since 1998. Age 49. Mr. McGinley is the son of John M. McGinley, who is Chairman of the Board.

     The following directors have terms ending in 2007:

     Richard B. Boyer has been President of Exchange Underwriters, Inc. since 1989. In June 2002, First Federal Savings Bank purchased an 80% interest in Exchange Underwriters, Inc., which had previously been 100% owned by Mr. Boyer. Mr. Boyer has also served as Vice President – Insurance of First Federal Savings Bank since 2003. Director since 2002. Age 46.

     Robert L. Breslow joined First Federal Savings Bank as Vice President and Chief Financial Officer in 1984 and became a Senior Vice President in 1993. He has also served as Senior Vice President and Chief Financial Officer of FedFirst Financial MHC and FedFirst Financial since their formation in 1999. Age 52. Director since 1998.

     The following directors have terms ending in 2008:

     John M. McGinley has been the President of McGinley Maintenance, Inc. since 1959. Mr. McGinley is Chairman of the Board of Directors. Director since 1975. Age 79. Mr. McGinley is the father of Jack M. McGinley, who also serves as a director.

     Joseph U. Frye has served as President of Frye Construction since 1969. Mr Frye is also the owner of FCI Associates. Age 64. Director since 1996.

     John J. LaCarte has been the President of Model Cleaners, Uniforms & Apparel LLC since 1992. Age 38. Director since 1998.

     FedFirst Financial has a standing Audit Committee. The committee currently consists of Messrs. Frye, LaCarte and Jack McGinley, who also make-up the standing Audit Committee of First Federal Savings Bank. Each member of the Audit Committee is independent in accordance with the listing standards of the Nasdaq Stock Market. The board of directors of FedFirst Financial has designated Mr. LaCarte as an audit committee financial expert under the rules of the Securities and Exchange Commission.

     FedFirst Financial has adopted a Code of Ethics and Business Conduct. See exhibits to this annual report on Form 10-K.

Executive Officers

     The Board of Directors annually elects the executive officers of FedFirst Financial MHC, FedFirst Financial and First Federal Savings Bank, who serve at the Board’s discretion. Our executive officers are:

Name	Position
Peter D. Griffith	President and Chief Executive Officer of FedFirst
Financial MHC, FedFirst Financial and First Federal Savings Bank.

Robert L. Breslow	Senior Vice President and Chief Financial Officer of
FedFirst Financial MHC, FedFirst Financial and First Federal Savings Bank.

Richard B. Boyer	Vice President – Insurance of First Federal Savings
Bank; President of Exchange Underwriters

Linda S. Powell	Vice President – Branch Operations of First Federal
Savings Bank and Vice President of FedFirst Financial MHC and FedFirst Financial.

DaCosta Smith, III	Vice President – Human Resources of First Federal
Savings Bank and Vice President of FedFirst Financial MHC and FedFirst Financial.

Kevin G. Vitale	Vice President – Lending Operations of First Federal
Savings Bank and Vice President of FedFirst Financial MHC and FedFirst Financial.

     Below is information regarding our executive officers who are not also directors. Each executive officer has held his or her current position for at least the last five years. Ages presented are as of December 31, 2004.

     Linda S. Powell has been a Vice President of First Federal Savings Bank since 1993 and the head of branch operations since 1988. Age 53.

     DaCosta Smith has served as the director of human resources for First Federal Savings Bank since 1984. Age 49.

     Kevin G. Vitale has been a Vice President of First Federal Savings Bank since 1993. Age 45.

Section 16(a) Compliance

     None.

ITEM 10. EXECUTIVE COMPENSATION

     Summary Compensation Table. The following information is provided for our President and Chief Executive Officer and other executive officers who received salary and bonus totaling $100,000 or more during the year ended December 31, 2004.

			Annual Compensation(1)
			Other Annual	All Other
Name and Position	Year	Salary	Compensation(2)(3)	Compensation(3)(4)
Peter D. Griffith	2004	$162,225	$17,371	$18,569
President and Chief Executive Officer	2003	157,500	17,916	17,929

Robert L. Breslow	2004	$105,824	$15,823	$12,212
Senior Vice President and Chief Financial Officer	2003	100,800	16,620	11,681

Richard B. Boyer(5)	2004	$260,678	$5,662	$21,750
Vice President of First Federal	2003	288,835	7,895	25,530
Savings Bank and President of Exchange Underwriters

(1)	Compensation information for 2002 has been omitted as FedFirst Financial was neither a public company nor a subsidiary of a public company at that time.

(2)	Compensation for 2004 includes health insurance benefits of $6,552 and $8,749 for Messrs. Griffith and Breslow, respectively, and employer provided vehicle benefits of $8,062, $5,772 and $3,818 for Messrs. Griffith, Breslow and Boyer, respectively. Also includes $2,207 in employer provided cell phone benefits for Mr. Boyer.

(3)	Compensation for 2003 includes health insurance benefits of $7,158 and $9,526 for Messrs. Griffith and Breslow, respectively, and employer provided vehicle benefits of $8,062, $5,863 and $5,688 for Messrs. Griffith, Breslow and Boyer, respectively.

(4)	Compensation for 2004 includes employer contributions to the First Federal Savings Bank Retirement Plan of $14,780 and $9,706 for Messrs. Griffith and Breslow, respectively, and an employer contribution to Exchange Underwriters’ 401(k) plan of $20,500 for Mr. Boyer. Also includes imputed income under split-dollar insurance arrangements of $1,789, $506 and $1,250 for Messrs. Griffith, Breslow and Boyer, respectively.

(5)	Compensation for 2004 includes a $2,000 service recognition award for each of Messrs. Griffith and Breslow.

(6)	Mr. Boyer’s salary, which includes commissions, was paid by Exchange Underwriters.

     Employment Agreements. We expect to enter into employment agreements with Peter D. Griffith and Robert Breslow. The agreements are intended to ensure that we will be able to maintain a stable and competent management base.

     The employment agreements will terminate on December 31, 2006, but may be extended for an additional year on an annual basis by our board of directors. The employment agreements provide the executives with a base salary which will be reviewed annually by the board of directors. The base salary in effect for the employment agreements will be $175,000 for Mr. Griffith and $114,000 for Mr. Breslow. In addition to the base salary, the employment agreements will provide for, among other things, discretionary bonuses, participation in stock benefit plans and other fringe benefits applicable to executive personnel. The agreements also provide that in the event the executive becomes disabled while employed by First Federal Savings Bank, he will receive 100% of his salary for six months following his termination of employment due to disability. The employment agreements provide for termination for cause , as defined in the agreements, at any time. If we choose to terminate an executive’s employment for reasons other than for cause, or if an executive resigns after specified circumstances that would constitute constructive termination, the executive or, if he dies, his beneficiary, would be entitled to receive an amount equal to the remaining base salary payments due for the remaining term of the employment agreement and the contributions that would have been made on his behalf to any of our employee benefit plans during the remaining term of the employment agreement. We would also continue and/or pay for the executive’s life, health and dental coverage for the remaining term of the employment agreement. In the event we terminate an executive’s employment for reasons other than a change in control, he must adhere to a one-year non-competition agreement.

     Under the employment agreement, if voluntary (upon circumstances discussed in the agreement) or involuntary termination follows a change in control of FedFirst Financial or First Federal Savings Bank, the executive or, if he dies, his beneficiary, would be entitled to a severance payment equal to 2.99 times the average of his base salary and bonus for the five preceding taxable years’ annual compensation. We would also continue the benefits the executive has received under our retirment programs in which he participated before a change in control and under any health, life or disability coverage for 36 months. Section 280G of the Internal Revenue Code provides that severance payments that equal or exceed three times the individual’s base amount are deemed to be “excess parachute payments” if they are contingent upno a change in control. Individuals receiving excess parachute payments are subject to a 20% excise tax on the amount of the payment in excess of the base amount, and the employer would not be entitled to deduct such amount. Mr. Griffith and Mr. Breslow will not be entitled to receive an excess parachute payment under the employment agreements. If a change in control occurred in 2005, and the executives’ employment was terminated, the total payments due under the agreements based solely on cash compensation and excluding benefits that would be payable under any employee benefit plans would equal approximately $477,000 for Mr. Griffith and $310,000 for Mr. Breslow.

     All reasonable costs and legal fees paid or incurred by Mr. Griffith or Mr. Breslow in any dispute or question of interpretation relating to the employment agreement will be paid by us if the executive is successful on the merits in a legal judgment, arbitration or settlement. The employment agreement also provides that we will indemnify Mr. Griffith and Mr. Breslow to the fullest extent legally allowable.

     Effective June 1, 2002, Exchange Underwriters entered into an employment agreement with Richard B. Boyer, chief operating officer of Exchange Underwriters. At the end of the six year term, Exchange Underwriters may renew Mr. Boyer’s employment agreement for an additional six years by giving written notice of renewal to Mr. Boyer not less than 90 days prior to the expiration of the first six year period. The agreement provides Mr. Boyer with a base salary of $100,000 per year, plus 20% of all commissions received by Exchange Underwriters from sales and/or renewals of insurance policies from a select customer specified in the agreement and 25% of all first-year commissions generated by Mr. Boyer and received by the company from sales of insurance policies to new customers. Mr. Boyer’s compensation may be reviewed by Exchange Underwriters in the event of a material change in his business responsibilities during the term of the agreement. In addition to cash compensation, Mr. Boyer is entitled to receive health and welfare benefits, including disability and life insurance, on an equivalent basis to senior officers of First Federal Savings Bank. In the event Mr. Boyer becomes disabled his employment under the agreement will continue for a period of six months following the commencement of his disability.

     Mr. Boyer’s employment agreement may be terminated by Exchange Underwriters with or without cause (as defined in the agreement) and by Mr. Boyer with at least 60 days written notice to Exchange Underwriters. In the event the agreement is terminated: (i) for cause, as a result of Mr. Boyer’s disability, or (ii) without cause, Exchange Underwriters will make monthly payments to Mr. Boyer for a period commencing on the termination date and ending on the scheduled expiration of the employment period. The payments will equal the sum of: (i) Mr. Boyer’s monthly base salary, plus (ii) the average monthly commissions paid to Mr. Boyer during the 12-month period ending on the termination date (or, if Mr. Boyer terminates employment due to disability, the average monthly commissions paid during the full period of employment). Mr. Boyer also shall be eligible for all health and welfare benefits for the remainder of the employment period. The agreement also restricts Mr. Boyer’s ability to compete in the market place for a period commencing on the effective date of the agreement and ending five years after the date in which Mr. Boyer ceases to be employed by Exchange Underwriters, unless Mr. Boyer is terminated without cause.

     Effective May 29, 2002, First Federal Savings Bank entered into an employment agreement with Mr. Boyer. Under the terms of the First Federal Savings Bank employment agreement, Mr. Boyer’s duties on behalf of First Federal Savings Bank are to operate Exchange Underwriters as its chief operating officer. Contributions to the First

Federal Savings Bank supplemental executive retirement plan, on Mr. Boyer’s behalf, constitute First Federal Savings Bank’s total participation in Mr. Boyer’s compensation and benefits.

     Consulting Agreement. Effective June 30, 1999, First Federal Savings Bank entered into a consulting agreement with Peter D . Griffith. Under the terms of the agreement, Mr. Griffith will serve as a consultant to First Federal Savings Bank for three years following his retirement from active service as an employee of First Federal Savings Bank. In exchange for his consulting services, Mr. Griffith will receive an annual consulting fee of $49,500. While Mr. Griffith is performing consulting services for First Federal Savings Bank, he is prohibited from engaging in, directly or indirectly, any business which is substantially similar to the business of First Federal Savings Bank, either as a partner, stockholder, officer, director or employee or other, within an area of 100 miles from First Federal Savings Bank’s principal location, unless First Federal Savings Bank consents.

     Split Dollar Arrangements. We have entered into split dollar life insurance agreements with Messrs. Griffith, Breslow, Boyer and Smith. These agreements provide the executives with a cash payment in the event they die while in service with us. Under the terms of the agreements, we are the owners of and pay all the premiums on the life insurance policies under which the individuals are insured. Under Mr. Boyer’s agreement, upon his death his designated beneficiary is entitled to $1,000,000 if he dies prior to age 65 and $500,000 if he dies after age 65. First Federal Savings Bank will be entitled to any remaining insurance proceeds. If Mr. Boyer terminates his employment prior to attaining his normal retirement age, his division of the insurance proceeds will be prorated based on his years of service with First Federal Savings Bank. Under the agreements with Messrs. Griffith, Breslow and Smith, if the executives are employed by First Federal Savings Bank at the time of their death, or if they are discharged without cause or retire from First Federal Savings Bank at or after completing 20 years of service and attaining age 65, the executives’ beneficiaries will receive a sum equal to five times the average of the insured’s highest two years of salary received in the final five years of service, or the total insurance proceeds less the cash value of the policy, whichever is less. If Messrs. Griffith, Breslow or Smith are not employed by First Federal Savings Bank at the time of their death by reason of voluntary resignation or early retirement, the executives’ beneficiaries will receive a prorated benefit based on the executive’s age at the time of termination or retirement and First Federal Savings Bank will be entitled to the remaining insurance proceeds.

Benefit Plans

     Supplemental Executive Retirement Plan. We maintain the First Federal Executive Supplemental Retirement Plan for the purpose of providing Peter Griffith, Robert Breslow and Dacosta Smith, III with a supplemental benefit upon completion of 20 years of service with First Federal Savings Bank and attainment of age 65. The benefit is payable at age 68 in Mr. Griffith’s case and at age 65 for the other officers. The plan provides the executives with a lump sum payment upon retirement equal to the balance of each executive’s pre-retirement account and an annual index retirement benefit payable until the earlier of the executive’s payments reaching the maximum index retirement benefit payment, or the executive’s death. The index retirement benefit for any year is equal to the excess of the annual earnings, if any, on the life insurance policies purchased on behalf of the executives for the plan year, less the opportunity cost (as defined in the plan). An executive’s annual index retirement benefit will never exceed 100% of the executive’s compensation received in the executive’s final year of employment offset by First Federal Savings Bank’s contribution to its 401(k) plan and 50% of total social security. In the event an executive elects early retirement (attainment of age 55 and completion of 20 years of service), his benefit will be reduced based on a formula of age and percentage of benefit starting with 50% of his benefit at age 55 and increasing at a rate of 5% for each year up to 100% at age 65. In the event an executive voluntarily terminates service with First Federal Savings Bank prior to attaining early or normal retirement age, the executive will receive only the balance in his pre-retirement account in a lump sum within 30 days of his termination. If First Federal Savings Bank terminates an executive without cause prior to attaining age 65, the executive becomes disabled (as defined in the plan) and terminates service with First Federal Savings Bank or the executive is terminated in connection with a change in control (as defined in the plan), the executive will receive a lump sum supplemental retirement benefit within 30 days of his termination equal to the benefit he would have received had he been employed by First Federal Savings Bank until age 65. If an executive is terminated for cause (as defined in the plan) all rights and benefits under the plan are forfeited as of his termination date.

     First Federal Savings Bank has also entered into an executive supplemental retirement arrangement with Richard Boyer. Under the terms of Mr. Boyer’s agreement, normal retirement age is defined as age 55. If Mr. Boyer remains employed by First Federal Savings Bank until age 55, is terminated without cause (as defined in the agreement), or is terminated for just cause (as defined in the agreement), then, in either event, Mr. Boyer is entitled to receive the balance in his pre-retirement account as of the agreement’s normal retirement age in 15 equal annual installments commencing on the December 31st in the year in which he attains age 55. In addition, Mr. Boyer will be entitled to an annual index retirement benefit payable until his death. If Mr. Boyer terminates employment with First Federal Savings Bank prior to attaining age 55 (other than for just cause), Mr. Boyer will receive an annual benefit based on a formula of years of service and percentage of benefit starting with no benefit for less than one year of service and increasing at a rate of 20% for each year of service with 100% of the benefit earned after five years. If on or before the 20th anniversary of the date of Mr. Boyer’s agreement First Federal Savings Bank ceases to be adequately capitalized, First Federal Savings Bank will immediately pay Mr. Boyer the present value of all of the first 20 annual payments remaining to be made to him.

Directors’ Compensation

     Fees. Each non-employee director of First Federal Savings Bank receives a monthly fee of $1,800. Directors do not receive any additional fees based upon committee membership or attendance at board meetings. Neither FedFirst Financial nor FedFirst Financial MHC pays any fees to its directors.

     Director Fee Continuation Agreement. We have entered into individual agreements with members of our board of directors that provide the directors with a payment upon retirement in exchange for the directors’ continued service to First Federal Savings Bank. Each participating director is entitled to a benefit equal to $100 ($400 for the chairman) for each full year of service (including any partial year that a director served in the year of retirement) payable to the director, or his beneficiary, in annual installments over a period of ten years. Payments under these agreements commence on the first day of the month following the date the director retires following his 65th birthday (75th birthday for the chairman) and completion of ten full years of service with First Federal Savings Bank. In the event a director dies while serving on the board of directors, First Federal Savings Bank will pay an annual benefit equal to $100 ($400 for the chairman) for each full year of service from the date of first service to the date of death. The death payment will be made either in a lump sum or in installments at the discretion of First Federal Savings Bank. All payments under the agreements are subject to a vesting schedule of 10% for each full year of service with First Federal Savings Bank up to a maximum of 100%. The agreements terminate if a director voluntarily terminates service with First Federal Savings Bank prior to retirement or is terminated by First Federal Savings Bank without cause. The director, as severance, will then receive a sum equal to the accrued balance in his liability reserve account multiplied by his vested percentage. Severance payments under the agreements will be paid in ten annual installments with interest equal to the one-year treasury bill rate as of the date of the director’s termination of service.

     Director Split Dollar Arrangements. We have entered into split dollar life insurance agreements with members of the board of directors. These agreements provide the non-employee directors with a cash payment in the event they die while in service with us. Under the terms of the agreements, we are the owners of and pay all the premiums on the life insurance policies under which the individuals are insured. These life insurance policies are single premium policies. The premiums, which totaled $830,000, were paid in full in 1999 when the split dollar arrangements were entered into with the directors. Under the directors’ split-dollar arrangements, if a director is in service at the time of his death, his designated beneficiary is entitled to an amount equal to the lesser of $25,000 ($50,000 for the chairman), or the total insurance proceeds less the cash value of the policy. If a director is not in service at the time of his death, his designated beneficiary will receive a prorated benefit based on the director’s years of service with First Federal Savings Bank.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     As of March 30, 2005, there were 100 shares of common stock of FedFirst Financial Corporation issued and outstanding. All 100 shares of common stock were beneficially owned by FedFirst Financial Mutual Holding Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Loans and Extensions of Credit. The Sarbanes-Oxley Act of 2002 generally prohibits us from making loans to our executive officers and directors, but it contains a specific exemption from such prohibition for loans made by First Federal Savings Bank to our executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. First Federal Savings Bank is therefore prohibited from making any loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public, except for loans made under a benefit program generally available to all other employees and that does not give preference to any executive officer or director over any other employee.

     In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to the person and his or her related interests, are in excess of the greater of $25,000 or 5% of First Federal Savings Bank’s capital and surplus, up to a maximum of $500,000, must be approved in advance by a majority of the disinterested members of the Board of Directors. See “Regulation and Supervision—Regulation of Federal Savings Associations—Transactions with Related Parties.”

     The aggregate amount of loans to our officers and directors was $1.4 million at December 31, 2004. These loans were performing according to their original terms at December 31, 2004.

     Other Related Transactions. Exchange Underwriters, Inc. leases an office building that is owned by Richard B. Boyer, a member of the board of directors, and his wife. The lease is for five years and expires on May 31, 2007 . Lease payments are $1,435 per month, plus the cost of utilities. We believe that at the time Exchange Underwriters entered into the lease, the rental payments did not exceed the fair market value for similar office space.

PART IV

ITEM 13. EXHIBITS

3.1	Amended and Restated Charter of FedFirst Financial Corporation(1)

3.2	Amended and Restated Bylaws of FedFirst Financial Corporation(1)

4.0	Specimen Stock Certificate of FedFirst Financial Corporation(1)

10.1	Form of First Federal Savings Bank Employee Severance Compensation Plan(1)(2)

10.2	Director Fee Continuation Agreements by and between First Federal Savings Bank and certain Directors(1)(2)

10.3	Executive Supplemental Retirement Plan Agreements by and between First Federal Savings Bank and certain officers(1)(2)

10.4	Executive Supplemental Retirement Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer(1)(2)

10.5	Split Dollar Life Insurance Agreements by and between First Federal Savings Bank and certain Directors(1)(2)

10.6	Split Dollar Life Insurance Agreements by and between First Federal Savings Bank and certain officers(1)(2)

10.7	Split Dollar Life Insurance Agreement by and between First Federal Savings Bank and Richard B. Boyer(1)(2)

10.8	Form of Employment Agreement between FedFirst Financial Corporation, First Federal Savings Bank and Peter D. Griffith(1)(2)

10.9	Form of Employment Agreement between FedFirst Financial Corporation, First Federal Savings Bank and Robert L. Breslow(1)(2)

10.10	Consulting Agreement between First Federal Savings Bank and Peter D. Griffith(1)(2)

10.11	Employment Agreement between First Federal Savings Bank and Richard B. Boyer(1)(2)

10.12	Employment Agreement between Exchange Underwriters, Inc. and Richard B. Boyer(1)(2)

10.13	Lease Agreement between Exchange Underwriters, Inc. and Richard B. and Wendy A. Boyer(1)

14.0	Code of Ethics and Business Conduct(1)

16.0	Letter of Parente Randolph, LLC

21.0	Subsidiaries of the Registrant(1)

31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated herein by reference into this document from the Exhibits to the Registration Statement on Form SB-2, and amendments thereto, initially filed on December 17, 2004, Registration No. 333-121405.

(2)	Management contract or compensation plan or arrangement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table sets forth the fees billed to the Company for the fiscal years ending December 31, 2004 and December 31, 2003 by Edwards Sauer & Owens, P.C.

	2004	2003
Audit Fees	$41,500	$26,450
Audit-Related Fees	9,500	7,300
Tax Fees	—	—
All other fees	16,410	—

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FedFirst Financial Corporation
Date: March 31, 2005
	By:	/s/ Peter D. Griffith
Peter D. Griffith President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Peter D. Griffith Peter D. Griffith	President, Chief Executive Officer and Director (principal executive officer)	March 31, 2005

/s/ Robert L. Breslow Robert L. Breslow	Chief Financial Officer, Senior Vice President and Director (principal accounting and financial officer)	March 31, 2005

/s/ John M. McGinley John M. McGinley	Director	March 31, 2005

/s/ Joseph U. Frye Joseph U. Frye	Director	March 31, 2005

/s/ John J. LaCarte John J. LaCarte	Director	March 31, 2005

/s/ Jack M. McGinley Jack M. McGinley	Director	March 31, 2005

/s/ Richard B. Boyer Richard B. Boyer	Director	March 31, 2005

FedFirst Financial Corporation
And Subsidiaries

Monessen, Pennsylvania

Financial Statements

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors
FedFirst Financial Corporation and Subsidiaries
Monessen, Pennsylvania

We have audited the accompanying consolidated statements of condition of FedFirst Financial Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003 and the related consolidated statements of (loss) income, changes in equity and comprehensive income and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FedFirst Financial Corporation and Subsidiaries as of December 31, 2004 and 2003 and the results of its operations and cash flows for the years then ended, in conformity with accepted accounting principles generally accepted in the United States of America.

Pittsburgh,Pennsylvania
March 21,2005

FEDFIRST FINANCIAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	DECEMBER 31,	DECEMBER 31,
	2004	2003

ASSETS

Cash and cash equivalents
Cash and due from banks	$6,331,429	$6,373,293
Interest-earning deposits	383,585	1,955,798

Total cash and cash equivalents	6,715,014	8,329,091

Securities available-for-sale	86,307,457	132,325,909
Loans receivable, net	156,697,863	165,483,855
Federal Home Loan Bank stock, at cost	6,387,600	8,913,500
Accrued interest receivable — loans	956,167	1,039,508
Accrued interest receivable — securities	403,461	710,611
Premises and equipment, net	2,103,396	2,241,596
Bank-owned life insurance	6,535,550	6,138,000
Goodwill	1,079,865	1,079,865
Other assets	946,480	480,980
Deferred tax assets and tax credit carryforwards	1,981,362	1,345,621

Total assets	$269,621,259	$328,088,536

LIABILITIES AND EQUITY

Deposits
Non-interest-bearing	$3,625,590	$2,600,102
Interest-bearing	134,377,948	140,533,952

Total deposits	138,003,538	143,134,054

Federal Home Loan Bank advances	110,416,120	160,511,420
Advance payments by borrowers for taxes and insurance	541,868	653,349
Other liabilities	1,117,269	2,531,086

Total liabilities	249,585,839	306,829,909

Minority interest in subsidiary	66,086	94,760

Equity
Common stock $.01 par value;10,000,000 shares authorized; 100 shares issued and outstanding	1	1
Retained earnings — substantially restricted	20,186,285	21,136,151
Accumulated other comprehensive (loss) income, net of deferred taxes of $(139,954) and $14,278	(216,952)	27,715

Total equity	19,969,334	21,163,867

Total liabilities and equity	$269,621,259	$328,088,536

See Notes to Consolidated Financial Statements

FEDFIRST FINANCIAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

	Years Ended
	December 31,
	2004	2003

Interest income
Loans	$9,357,492	$8,641,021
Investment securities	4,344,723	4,616,618
Other interest-earning assets	195,021	229,557

Total interest income	13,897,236	13,487,196

Interest expense
Deposits	3,222,138	3,792,888
Federal Home Loan Bank advances	5,863,772	5,628,268

Total interest expense	9,085,910	9,421,156

Net interest income	4,811,326	4,066,040

Provision for loan losses	144,195	241,924

Net interest income after provision for loan losses	4,667,131	3,824,116

Noninterest income (loss)
Fees and service charges	406,489	425,031
Insurance commissions	1,443,599	1,694,200
Income from bank-owned life insurance	222,550	268,775
Net (loss) gain on sales of securities available-for-sale	(507,078)	687,274
Net gain on sale of real estate owned	—	2,396
Other	49,380	141,708

Total noninterest income	1,614,940	3,219,384

Noninterest expense
Compensation and employee benefits	3,976,325	4,236,227
Occupancy	725,793	682,566
Insurance premiums	30,250	33,740
Data processing	270,253	236,886
FHLB Advance prepayment fee	1,939,646	353,875
Other	1,215,087	1,262,245

Total noninterest expense	8,157,354	6,805,539

Minority interest in net income of consolidated subsidiary	38,168	66,842

(Loss) income before income taxes	(1,913,451)	171,119

Income tax (benefit)	(1,030,427)	(172,088)

Net (loss) income after income taxes	(883,024)	343,207

Net (loss) income	$(883,024)	$343,207

Earnings per share:
Basic and diluted	$(8,830)	$3,432

See Notes to Consolidated Financial Statements

FEDFIRST FINANCIAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME

			Accumulated
			Other
	Common	Retained	Comprehensive	Total	Comprehensive
	Stock	Earnings	Income (Loss)	Equity	Income (Loss)

Balance at January 1, 2003	$1	$20,796,274	$1,506,221	$22,302,496
Comprehensive income
Net income	—	343,207	—	343,207	$343,207
Unrealized loss on securities available-for-sale, net of tax of $(407,604)	—	—	(791,232)	(791,232)	(791,232)
Reclassification adjustment, net of tax of $(354,050)	—	—	(687,274)	(687,274)	(687,274)

Dividends paid by subsidiary	—	(3,330)	—	(3,330)

Total comprehensive loss					$(1,135,299)

Balance at December 31, 2003	1	21,136,151	27,715	21,163,867

Comprehensive income
Net loss	—	(883,024)	—	(883,024)	$(883,024)
Unrealized loss on securities available-for-sale, net of tax of $(470,604)	—	—	(751,745)	(751,745)	(751,745)
Reclassification adjustment, net of tax of $317,439	—	—	507,078	507,078	507,078

Dividends paid by subsidiary	—	(66,842)	—	(66,842)

Total comprehensive loss					$(1,127,691)

Balance at December 31, 2004	$1	$20,186,285	$(216,952)	$19,969,334

See Notes to Consolidated Financial Statements

FEDFIRST FINANCIAL CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2004	2003

Cash flows from operating activities
Net (loss) income	$(883,024)	$343,207
Adjustments to reconcile net income to net cash provided by operating activities
Minority interest in net income of consolidated subsidiary	38,168	66,842
Provision for loan losses	144,195	241,924
Provision for losses on other real estate owned	—	9,524
Depreciation	293,527	274,042
Net loss (gain) on sale of securities available-for-sale	507,078	(687,274)
Net gain on sales of real estate owned	—	(2,396)
Deferred income taxes	(635,000)	(251,767)
Net amortization of security premiums and loan fees	623,699	786,523
Loss on sale of premises and equipment	4,273	—
Amortization of investments in affordable housing projects	171,470	115,080
Decrease (increase) in accrued interest receivable	390,491	(230,582)
Increase in bank-owned life insurance	(222,550)	(268,775)
(Increase) decrease in other assets	(482,748)	40,031
(Decrease) increase in other liabilities	1,481,400	867,351

Net cash (used in) provided by operating activities	(1,531,821)	1,303,730

Cash flows from investing activities
Net loan repayments (originations)	8,511,797	16,884,692
Purchases of mortgage loans	—	(75,229,066)
Purchase of majority ownership in subsidiary, net of cash received	—	(144,088)
Proceeds from maturities of and principal repayments of securities available-for-sale	51,177,212	127,673,161
Proceeds from sales of securities available-for-sale	69,391,926	27,126,635
Proceeds from maturities of and principal repayments of securities held-to-maturity	—	—
Purchases of securities available-for-sale	(75,950,352)	(134,563,650)
Purchases of premises and equipment	(185,839)	(67,231)
Decrease (increase) in Federal Home Loan Bank stock	2,525,900	(2,529,200)
Increase in goodwill	—	(73,526)
Proceeds from sales of other real estate	—	38,396
Proceeds from sale of premises and equipment	26,239	—
Purchase of bank-owned life insurance	(175,000)	(307,303)

Net cash provided by (used in) investing activities	55,321,883	(41,191,180)

Cash flows from financing activities
Net (decrease) increase in FHLB advances	(50,095,300)	42,892,153
Net decrease in deposits	(5,130,516)	(2,188,842)
Increase (decrease) in advance payments by borrowers for taxes and insurance	(111,481)	294,649
Dividends paid	(66,842)	(3,330)

Net cash (used in) provided by financing activities	(55,404,139)	40,994,630

Net (decrease) increase in cash and cash equivalents	(1,614,077)	1,107,180

Cash and cash equivalents, beginning of period	8,329,091	7,221,911

Cash and cash equivalents, end of period	$6,715,014	$8,329,091

Supplemental cash flow information:
Cash paid for:
Interest on deposits, advances, and other borrowings	$9,427,861	$9,441,759

Income taxes	$94,660	$149,971

Supplememental cash flow information:
Real estate acquired in settlement of loans	$—	$38,952

Securities transferred from held-to-maturity to available-for-sale	$—	$22,003,097

See Notes to Consolidated Financial Statements

FedFirst Financial Corporation
And Subsidiaries

Notes to Consolidated Financial Statements

1. Summary Of Significant Accounting Policies

     Nature Of Operations

The accompanying consolidated financial statements include the accounts of FedFirst Financial Corporation, a federally-chartered holding Company (the “Company”), whose wholly owned subsidiaries are First Federal Savings Bank (the “Bank”), a federally-chartered stock savings bank, and FedFirst Exchange Corporation (“FFEC”). FFEC has an 80% controlling interest in Exchange Underwriter’s, Inc, which was acquired in June 2002. Exchange Underwriter’s, Inc. is a full-service, independent insurance agency that offers property and casualty, life, health, commercial liability, surety and other insurance products. The Company is wholly-owned by FedFirst Financial Mutual Holding Company (“FFMHC”), a federally-chartered mutual holding company. FFMHC has had virtually no operations and assets other than an investment in the Company, and is not included in these financial statements. All significant intercompany transactions have been eliminated.

The Bank provides a full range of banking services to individual and business customers from its seven locations in southwestern Pennsylvania and with the purchase of an 80% controlling interest in Exchange Underwriter’s, Inc., as previously noted, the Bank entered into the insurance and brokerage business in southwestern Pennsylvania. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

     Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.

FedFirst Financial Corporation
And Subsidiaries
Notes to Consolidated Financial Statements

     Investment Securities

Debt securities that the Company has the positive intent and ability to hold to maturity are classified as securities held-to-maturity and are reported at amortized cost. Debt and equity securities not classified as held-to-maturity securities are classified as securities available-for-sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Interest income includes amortization of purchase premium or discount. Premiums and discounts are amortized using the level yield method. Net gain or loss on the sale of securities is based on the amortized cost of the specific security sold.

     Loans

Mortgages on real estate and other loans are stated at the outstanding principal amount of the loans, net of premiums and discounts on loans purchased, deferred loan costs, the allowance for loan losses and loans in process. Interest income on loans is accrued and credited to interest income as earned. Loans are generally placed on nonaccrual status when they become delinquent 90 days or more as to principal or interest or when it appears that principal or interest is uncollectible. Interest accrued prior to a loan being placed on nonaccrual status is subsequently reversed. Interest income on nonaccrual loans is recognized only in the period in which it is ultimately collected. Loans are returned to an accrual status when factors indicating doubtful collectibility no longer exist.

The Company defines the population of impaired loans to be all nonaccrual commercial real estate and multi-family loans. Impaired loans are individually assessed to determine whether the loan’s carrying value is not in excess of the fair value of the collateral or the present value of the loan’s expected future cash flows. Smaller balance homogeneous loans that may be collectively evaluated for impairment, such as residential mortgage loans and installment loans, are specifically excluded from the impaired loan portfolio.

Loan fees, and certain direct loan origination costs for originating mortgage loans, are deferred and the net fee or cost is amortized to interest income as a yield adjustment over the contractual lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

FedFirst Financial Corporation
And Subsidiaries
Notes to Consolidated Financial Statements

     Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that in management’s judgment should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, peer group information, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other factors. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is evaluated in total for smaller-balance loans of similar nature, such as residential mortgage and consumer loans, and on an individual basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net at the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

     Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred. Total advertising expense was approximately $80,000 and $82,000 for the years ended December 31, 2004 and 2003, respectively.

FedFirst Financial Corporation
And Subsidiaries
Notes to Consolidated Financial Statements

     Real Estate Owned

When properties are acquired through foreclosure, they are transferred at the lower of the book value or estimated fair value and any required write-downs are charged to the allowance for loan losses. Subsequently, such properties are carried at the lower of the adjusted cost or fair value less estimated selling costs. Estimated fair value of the property is generally based on an appraisal. The Company maintains an allowance for real estate owned losses for subsequent declines in estimated fair value. Expenses of holding foreclosed properties, net of other income, are charged to operations as incurred. Gains and losses from sales of such properties are recognized as incurred.

     Premises And Equipment

Land is carried at cost. Office properties and equipment are carried at cost less accumulated depreciation and amortization. Office buildings and improvements are depreciated using the straight-line method using useful lives ranging from 10 to 40 years. Furniture, fixtures, and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 10 years. Charges for maintenance and repairs are expensed as incurred.

     Bank Owned Life Insurance

The Company purchased insurance on the lives of certain employees. The policies accumulate asset values to meet future liabilities including the payment of employee benefits. Increases in the cash surrender value are recorded as noninterest income in the Consolidated Statements of (Loss) Income. The cash surrender value of bank owned life insurance is recorded as an asset on the Consolidated Statements of Financial Condition.

     Goodwill

Goodwill represents the excess of the cost of Exchange Underwriters, Inc. as of June 1, 2002 over the fair value of its net assets. The Company adopted the provisions of Financial Accounting Standard (“FAS”) No. 142, Goodwill and Other Intangible Assets, which requires that goodwill be reported separate from other intangible assets in the statement of financial condition and not be amortized but tested for impairment annually, or more frequently if impairment indicators arise for impairment. During 2003, additional payments of approximately $74,000 were made for contingent additional purchase price. No impairment charge was deemed necessary for the years ended December 31, 2004 and 2003, respectively.

FedFirst Financial Corporation
And Subsidiaries
Notes to Consolidated Financial Statements

     Income taxes

The provision for income taxes is the total of the current year income tax due or refundable and the change in the deferred tax assets and liabilities. Deferred tax assets and liabilities are the estimated future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases, computed using enacted tax rates. The realization of deferred tax assets is assessed and a valuation allowance provided, when necessary, for that portion of the asset, which is not likely to be realized. Management believes, based upon current facts, that it is more likely than not there will be sufficient taxable income in future years to realize the deferred tax assets.

     Investment in affordable housing projects

The Company accounts for its limited partnership interests in affordable housing projects under the cost-recovery method. The investment is included in other assets in the consolidated statements of financial condition. The Company receives tax credits each year over a ten-year period, contingent upon the affordable housing projects meeting certain qualified tenant occupancy rates as defined in the Internal Revenue Code Section 42. The investment of approximately $200,000 and, $360,000 at December 31, 2004 and 2003, respectively, is being amortized in proportion to the current year tax credit over the total tax credit available. The tax credit is recorded as a direct reduction of income tax expense. The Company recorded tax credits of approximately $190,000 for each of the years ended December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, approximately $782,000 and $592,000, respectively, of the credit was not able to be used to offset current income tax. The credit has been reflected as an asset, and is available to be used to offset future taxes with the credits expiring in years 2011 through 2024.

     Comprehensive Income

The Company is required to present comprehensive income and its components in a full set of general purpose financial statements for all periods presented. Other comprehensive income is comprised exclusively of net unrealized holding gains (losses) on its available-for-sale securities. The Company has elected to report the effects of its other comprehensive income as part of the statement of changes in equity.

FedFirst Financial Corporation
And Subsidiaries
Notes to Consolidated Financial Statements

     Federal Home Loan Bank System

The Company is a member of the Federal Home Loan Bank System. As a member, the Bank maintains an investment in the capital stock of the Federal Home Loan Bank of Pittsburgh (FHLB) of 1 percent of its outstanding conventional mortgage loans, .3 percent of its total assets or 1/20 of its advances (borrowings), whichever is greater. Deficiencies, if any, in the required investment at the end of any reporting period are purchased in the subsequent reporting period. The Company receives dividends on its FHLB capital stock, which are included in interest income. The investment is carried at cost. No ready market exists for the stock, and it has no quoted market value.

     Cash and Cash Equivalents

For purposes of reporting cash flows, the Company has defined cash and cash equivalents as those amounts included in the statement of financial condition as cash and due from banks and interest-earning deposits.

     Earnings Per Share

Basic earnings per share is net income divided by the weighted average number of common shares outstanding during the period. The weighted average common shares outstanding were 100 for the years ended December 31, 2004 and 2003. There were no potentially dilutive securities for the years ended December 31, 2004 and 2003.

     Reclassifications Of Prior Year’s Statements

Certain previously reported items have been reclassified to conform to the current year’s classifications. The reclassifications have no effect on total assets, total liabilities and equity, or net income.

     Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards (“FAS”) No. 123 (revised 2004), Share-Based Payments (“FAS 123R”). FAS 123R is a revision of the FASB Statement No. 123, Accounting for Stock-Based Compensation. FAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and any related implementation guidance. FAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FAS 123R is effective as of the beginning of the annual reporting period that begins after June 15,

FedFirst Financial Corporation
And Subsidiaries
Notes to Consolidated Financial Statements

2005. FAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. This statement has no immediate impact on the Company as there are no stock based compensation plans in place at December 31, 2004.

In December 2004, the FASB issued FAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29). FAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. FAS 153 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not anticipate that this accounting standard will have a material effect on the Company’s financial statements.
The amortized cost and estimated fair value of securities are as follows:

2. Investment Securities

The amortized cost and estimated fair value of securities are as follows:

		Gross		Estimated
December 31, 2004	Amortized	Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Government and agency obligations	$13,425	$4	$(216)	$13,213
Mortgage-backed securities - government agencies	26,626	244	(90)	26,780
Guaranteed REMIC pass-through certificates	44,013	67	(377)	43,703
Corporate debt securities	2,495	11	(1)	2,505
Other debt securities	56	—	—	56
Equity securities	50	—	—	50

	$86,665	$326	$(684)	$86,307

FedFirst Financial Corporation
And Subsidiaries
Notes to Consolidated Financial Statements

		Gross		Estimated
December 31, 2003	Amortized	Unrealized		Fair
(In thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Government and agency obligations	$37,673	$25	$(186)	$37,512
Mortgage-backed securities - government agencies	40,666	412	(252)	40,826
Guaranteed REMIC pass-through certificates	46,667	176	(395)	46,448
Corporate debt securities	7,030	254	—	7,284
Other debt securities	248	8	—	256

	$132,284	$875	$(833)	$132,326

The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous annualized loss position at December 31, 2004.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Description of Securities

U.S. Government and agency obligations	$10,478	$(167)	$1,981	$(49)	$12,459	$(216)
Mortgage-backed Securities	3,973	(50)	5,715	(40)	9,688	(90)
Guaranteed REMIC pass- through certificates	26,955	(314)	5,079	(63)	32,034	(377)
Corporate debt securities	1,493	(1)	—	—	1,493	(1)

Total temporarily impaired Securities	$42,899	$(532)	$12,775	$(152)	$55,674	$(684)

The policy of the Company is to recognize an other than temporary impairment on equity securities where the fair value has been significantly below cost for three consecutive quarters. For fixed maturity investments with unrealized losses due to interest rates where the Company has the positive intent and ability to hold the investment for a period of time

FedFirst Financial Corporation
And Subsidiaries
Notes to Consolidated Financial Statements

sufficient to allow a market recovery, declines in value below cost are not assumed to be other than temporary. The Company reviews its position quarterly and has asserted that at December 31, 2004 the declines outlined in the above table represents temporary declines and the Company does have the intent and ability to hold those securities either to maturity or to allow a market recovery.

The Company has concluded that any impairment of its investment securities portfolio is not other than temporary but is the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

The amortized cost and estimated fair value of securities at December 31, 2004 by contractual maturity were as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
December 31, 2004	Cost	Value
(In thousands)
Due in one year or less	$1,001	$1,013
Due from one to five years	8,712	8,598
Due from five to ten years	7,336	7,257
Due after 10 years	69,566	69,389
No scheduled maturity	50	50

	$86,665	$86,307

Securities with amortized cost and fair value of $36.8 million and $36.8 and $97.3 million and $97.2 million at December 31, 2004 and 2003, respectively, were pledged to secure FHLB advances, public deposits and for other purposes required or permitted by law.

Proceeds from the sales of securities available for sale were $69.4 million and $27.1 million for the years ended December 31, 2004 and 2003, respectively. Gross realized gains and losses from sales of available for sale securities were as follows:

Years ended December 31,	2004	2003
(In thousands)
Gross gains	$156	$692
Gross losses	(663)	(5)

Net (loss) gain	$(507)	$687

FedFirst Financial Corporation
And Subsidiaries
Notes to Consolidated Financial Statements

3. Loans Receivable

     Loans receivable at period end are summarized as follows:

December 31,	2004	2003
(In thousands)
Real estate mortgage
One-to-four family	$111,314	$115,191
Multi-family	26,995	31,108
Commercial	5,401	2,799
Residential construction	5,584	2,436
Commercial construction	94	1,500
Consumer
Education and consumer	2,303	2,674
Home equity	6,440	7,808
Loans on savings accounts	245	291
Home improvement	668	999
Commercial	948	971

	159,992	165,777
Premiums on loans purchased	595	740
Net deferred loan costs	393	413
Discounts on loans purchased	(183)	(218)
Loans in process	(3,374)	(503)
Allowance for loan losses	(725)	(725)

Loans receivable, net	$156,698	$165,484

At December 31, 2004 and 2003, the Company serviced $261,000, and $1.3 million, respectively, of loans for investors. Mortgage servicing rights related to these loans are not material. Corresponding escrow funds, which are held for investors, amounted to approximately $45,000 and $33,000, respectively. These amounts have not been reflected in the accompanying consolidated financial statements.

The Company’s primary lending area is southwestern Pennsylvania. The Company requires collateral on all real estate exposures and generally maintains loan to value ratios of no greater than 80%.

FedFirst Financial Corporation
And Subsidiaries
Notes to Consolidated Financial Statements

Certain directors and officers of the Company have obtained loans from the Company on various occasions. A summary of such loans made by the Company in the ordinary course of business is as follows:

December 31,	2004	2003
(In thousands)
Beginning balance	$1,374	$1,517
New loans	35	16
Repayments	(18)	(159)

Ending balance	$1,391	$1,374

     Activity in the allowance for loan losses was as follows:

Years ended December 31,	2004	2003
(In thousands)
Beginning balance	$725	$525
Provision for loan losses	144	241
Charge-offs	(144)	(42)
Recoveries	—	1

Ending balance	$725	$725

At December 31, 2004 and 2003, there were no significant loans deemed to be impaired.

Nonperforming loans were as follows:

December 31,	2004	2003
(In thousands)
Loans past due over 90 days still on accrual	$33	$182
Nonaccrual loans	305	448

Total nonperforming loans	$338	$630

FedFirst Financial Corporation
And Subsidiaries
Notes to Consolidated Financial Statements

4. Premises And Equipment

Premises and equipment are summarized by major classifications as follows:

December 31,	2004	2003
(In thousands)
Land	$426	$426
Buildings and leasehold improvements	3,600	3,632
Furniture, fixtures and equipment	1,845	1,872

Total, at cost	5,871	5,930

Less accumulated depreciation	3,768	3,688

Premises and equipment, net	$2,103	$2,242

Depreciation expense was approximately $294,000 and $274,000 for the years ended December 31, 2004 and 2003, respectively.

5. Deposits

     Deposit accounts are summarized as follows:

December 31,	2004	2003
(In thousands)
Non-interest bearing demand deposits	$3,626	$2,600
Interest-bearing demand deposits	14,645	14,907
Savings accounts	35,681	35,629
Money market accounts	6,892	6,569
Certificates of deposit	77,160	83,429

Total deposits	$138,004	$143,134

FedFirst Financial Corporation
And Subsidiaries
Notes to Consolidated Financial Statements

     Interest expense by deposit category is as follows:

December 31,	2004	2003
(In thousands)
Interest-bearing demand deposits	$67	$102
Savings and money market Accounts	440	446
Certificates of deposit	2,715	3,245

Total	$3,222	$3,793

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 totaled $9.3 million and $9.1 million at December 31, 2004 and 2003, respectively. Deposit amounts in excess of $100,000 are generally not federally insured.

Scheduled maturities of certificates of deposit were as follows:

December 31,	2004
(In thousands)
2005	$39,843
2006	10,427
2007	10,229
2008	5,112
2009 and thereafter	11,549

Total	$77,160

December 31,	2003
(In thousands)
2004	$42,287
2005	12,159
2006	6,573
2007	9,112
2008 and thereafter	13,298

Total	$83,429

The Company has entered into deposit transactions with its directors and executives. The aggregate amount of deposits from such related parties was approximately $899,000 and $1.1 million at December 31, 2004 and 2003, respectively.

FedFirst Financial Corporation
And Subsidiaries
Notes to Consolidated Financial Statements

6.	Federal Home Loan Bank Advances

Federal Home Loan Bank (“FHLB”) advances consisted of the following:

	Weighted
December 31,	Average Rate		Balance
(In thousands)	2004	2003	2004	2003
Term advances:
Due in one year	3.17%	3.67%	$11,000	$10,000
Due in one to three years	3.67	3.16	36,139	30,500
Due in three to five years	3.56	3.78	25,878	60,875
Due in five to ten years	3.80	4.27	37,399	59,136

	3.63%	3.84%	$110,416	$160,511

Advances from the FHLB of Pittsburgh are secured by the Bank’s stock in the FHLB of Pittsburgh and certain qualifying residential mortgage loans and mortgage-backed securities to the extent that the defined statutory value must be at least equal to the advances outstanding. The maximum remaining borrowing capacity at December 31, 2004 and 2003 is approximately $222.7 million and $218.2 million, respectively. The advances are subject to restrictions or penalties in the event of prepayment.

In November 2004, the Company initiated a balance sheet restructuring. The Company prepaid $33.5 million of FHLB advances having a weighted average interest rate of 5.43%, and incurred a prepayment penalty of approximately $1.9 million before income taxes. To fund these advance prepayments, the Company sold approximately $35.1 million of investment securities and incurred a realized loss of approximately $(558,000) before income taxes.

In January 2003 the Company prepaid $5.0 million of FHLB advances and incurred a prepayment penalty of approximately $354,000.

FedFirst Financial Corporation
And Subsidiaries
Notes to Consolidated Financial Statements

7.	Operating Leases

The Company leases certain properties under operating leases expiring in various years through 2010. Lease expense was $52,000 and $51,000 for the years ended December 31, 2004 and 2003, respectively.

Minimum future rental payments under noncancelable operating leases as of December 31, 2004 are as follows:

For the year ended	Amount
(In thousands)
2005	$57
2006	53
2007	35
2008	28
2009	25
Thereafter	3

Total	$201

8.	Income Taxes

The difference between actual income tax benefit and the amount computed by applying the federal statutory income tax rate of 34% to income before income taxes are reconciled as follows:

Years ended December 31,	2004	2003
(In thousands)
Computed income tax (benefit) expense	$(651)	$58

Increase (decrease) resulting from:
State taxes (net of federal benefit)	(151)	(2)
Tax credits	(190)	(190)
Nontaxable BOLI income	(76)	(91)
Other, net	38	53

Actual income benefit	$(1,030)	$(172)

Effective tax rate	(53.9)%	(100.6)%

FedFirst Financial Corporation
And Subsidiaries
Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as follows:

December 31,	2004	2003
(In thousands)
Deferred tax assets:
Deferred loan fees	$33	$35
Allowance for losses on loans	247	247
Investments in affordable housing projects	65	104
Postretirement benefits	342	361
Net operating loss	351	—
Depreciation	21	21
Net unrealized loss on securities available-for-sale	140	—

	1,199	768

Deferred tax liability:
Net unrealized gain on securities available-for-sale	—	(14)

Net deferred tax asset	1,199	754
Tax credit carryforwards	782	592

	$4,981	$1,346

The Company has not established a valuation allowance as it is management’s belief that it has adequate taxable income and carrybacks to realize the deferred tax assets. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Income tax (benefit) expense is summarized as follows:

Years ended December 31,	2004	2003
(In thousands)
Currently payable	$(395)	$80
Deferred benefit	(635)	(252)

	$(1,030)	$(172)

FedFirst Financial Corporation
And Subsidiaries
Notes to Consolidated Financial Statements

9.	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table following) of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets, all of which are defined by the regulatory agencies to which the Bank is subject. Management believes, as of December 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

At December 31, 2004, the most recent notification from the Regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s categorization.

FedFirst Financial Corporation
And Subsidiaries
Notes to Consolidated Financial Statements

The following table sets forth the Bank’s regulatory capital amounts and ratios, as well as the minimal amounts and those required to be well capitalized.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2004:

Total capital (to risk weighted assets)	$19,803	16.33%	$9,704	≥ 8.0%	$12,130	≥ 10.0%

Tier I capital (to risk weighted assets)	19,078	15.73%	4,852	≥ 4.0%	7,278	≥ 6.0%

Tier 1 capital (to adjusted total assets)	19,078	7.06%	8,109	≥ 3.0%	13,515	≥ 5.0%

Tangible capital (to tangible assets)	$19,078	7.06%	$4,055	≥ 1.5%	$4,055	≥ 1.5%

December 31, 2003:

Total capital (to risk weighted assets)	$20,697	14.98%	$11,053	≥ 8.0%	$13,816	≥10.0%

Tier I capital (to risk weighted assets)	19,947	14.44%	5,526	≥ 4.0%	8,290	≥ 6.0%

Tier I capital (to adjusted total assets)	19,947	6.12%	9,777	≥ 3.0%	16,294	≥ 5.0%

Tangible capital (to Tangible Assets)	$19,947	6.12%	$4,888	≥ 1.5%	$4,888	≥ 1.5%

The following is a reconciliation of the Bank’s equity under accounting principles generally accepted in the United States of America (GAAP) to regulatory capital as of the dates indicated:

December 31,	2004	2003
(In thousands)
GAAP equity	$19,941	$21,055
Goodwill	(1,080)	(1,080)
Accumulated other comprehensive loss (income)	217	(28)

Tier I capital	19,078	19,947
General regulatory allowance for loan losses	725	725

Total Capital	$19,803	$20,697

FedFirst Financial Corporation
And Subsidiaries
Notes to Consolidated Financial Statements

Federal banking regulations place certain restrictions on dividends paid by the Bank to the Company. The total amount of dividends that may be paid at any date is generally limited to the earnings of the Bank for the year to date plus retained earnings for the prior two fiscal years, net of any prior capital distributions. In addition, dividends paid by the Bank to the Company would be prohibited if the distribution would cause the Bank’s capital to be reduced below the applicable minimum capital requirements.

10.	Benefit Plans

401(k) Plan

The Company maintains a 401(k) plan for all salaried employees and makes a contribution to the plan based on a computation in relation to net income and compensation expense. The Company also matches 100% of the first 1%-2%, and 50% of the next 3%-6% of an employee’s annual salary that is contributed to the plan by the employee. Plan expense was approximately $191,000 and $190,000 for the years ended December 31, 2004 and 2003, respectively.

Supplemental Retirement Plan

The Company maintains a nonqualified defined contribution supplemental retirement plan (“SRP”) for its directors and key employees. The present value of estimated supplemental retirement benefits is charged to operations. A set retirement benefit is provided to the directors, but no set retirement is promised to officers, and no deferral of salary or income are required by the participants. Rather, the company has agreed to place a certain amount of funds into an insurance policy on behalf of the participants. Each year, whatever income the policy generates, in the case of officers, above and beyond a predetermined index rate will be accrued into a retirement account that has been established for the participant. The expense for the years ended December 31, 2004 and 2003 was approximately $173,000 and $193,000, respectively.

FedFirst Financial Corporation
And Subsidiaries
Notes to Consolidated Financial Statements

Director’s Health Insurance Plan

Until May 2004, the Company provided to certain board members, their spouses and qualified dependents postretirement health insurance benefits. Upon plan termination in May 2004 all active board members, their spouses and eligible dependents were no longer eligible for benefits, however, four nonactive individuals continue to receive benefits at December 31, 2004. The plan is substantially fully funded for the remaining four participants. Plan expense is summarized as follows:

		Plan Termination	Net
Years ended December 31,	Expense	Expense Accrual	(Benefit)
(In thousands)	Accrued	(Reversal)	Expense
2004	$18	$(247)	$(229)
2003	43	—	43

11.	Concentration Of Credit Risk

The risk of loss from lending and investing activities includes the possibility that a loss may occur from the failure of another party to perform according to the terms of the loan or investment agreement. This possibility of loss is known as credit risk. Credit risk can be reduced by diversifying the Company’s assets to prevent imprudent concentrations. The Company has adopted policies designed to prevent imprudent concentrations within its investment and loan portfolio.

One of the primary investment vehicles for the Company for the years ended December 31, 2004 and 2003 were mortgage-backed securities which are comprised of diversified individual residential mortgage notes. Mortgage-backed securities are guaranteed as to the timely repayment of principal and interest by agencies of the United States Government or a government-sponsored enterprise. Investments in other securities consist of U.S. Government agency obligations which are made to provide and maintain liquidity within the guidelines of applicable regulations.

Historically, the Company has emphasized residential and consumer loans secured by existing individual and multifamily residential properties. Substantially all of the Company’s loans, excluding those serviced by others, are made to customers located in southwestern Pennsylvania. The Company does not have any other concentration of credit risk representing greater than 10% of loans.

FedFirst Financial Corporation
And Subsidiaries
Notes to Consolidated Financial Statements

Off-balance sheet risk

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, consumer lines of credit, and fixed and variable rate mortgage loan commitments and are summarized as follows:

December 31,	2004	2003
(In thousands)
Unused portion of revolving lines of credit	$1,565	$1,530
Fixed rate mortgages	3,156	321
Variable rate mortgages	294	503
Unused portion of commercial lines of credit	252	215

Commitments outstanding	$5,267	$2,569

12.	Fair Value Of Financial Instruments

The following presents the fair value of financial instruments. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used to estimate fair value disclosures for financial instruments:

Cash and Cash Equivalents

The carrying amounts approximate the asset’s fair values.

FedFirst Financial Corporation
And Subsidiaries
Notes to Consolidated Financial Statements

Investment Securities (Including Mortgage-Backed Securities)

Fair values of investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans Receivable

For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Accrued Interest Receivable and Accrued Interest Payable

The fair value of these instruments approximates the carrying value.

Federal Home Loan Bank stock

The carrying amount approximates the asset’s fair value.

Deposits

The fair value for demand deposits (e.g., interest and noninterest checking, NOW, and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date. Fair values for fixed-rate certificates of deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Federal Home Loan Bank Advances

The fair value of the advances are estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

FedFirst Financial Corporation
And Subsidiaries
Notes to Consolidated Financial Statements

Commitments To Extend Credit

These financial instruments are generally not subject to sale and estimated fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure. The contractual amounts of unfunded commitments are presented in Note 11 to these financial statements.

The following table sets forth the carrying amount and estimated fair value of financial instruments.

	December 31,		December 31,
	2004		2003
	Carrying	Estimated	Carrying	Estimated
(In thousands)	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$6,715	$6,715	$8,329	$8,329
Investment securities	86,307	86,307	132,326	132,326
Loans receivable, net	156,698	160,487	165,484	165,837
Federal Home Loan Bank stock	6,388	6,388	8,914	8,914
Accrued interest receivable	1,360	1,360	1,750	1,750

Financial liabilities:
Deposits	138,004	138,590	143,134	145,963
Federal Home Loan Bank advances	110,416	110,209	160,511	163,217
Accrued interest payable	433	433	580	580

13.	Subsequent Event – Adoption of Plan of Stock Issuance

On November 22, 2004, the Board of Directors unanimously adopted a plan of stock issuance pursuant to which the Company will sell up to 49.9% of its common stock to eligible depositors of the Bank in a subscription offering and, if necessary, to the general public in a community or a syndicated community offering. After the offering, at least 50.1% of the Company’s outstanding common stock will be owned by FedFirst Financial Mutual Holding Company, a mutual holding company formed in 1999.

FedFirst Financial Corporation
And Subsidiaries
Notes to Consolidated Financial Statements

In addition, the Bank has adopted an Employee Stock Ownership Plan, which will purchase 3.92% of the common stock issued in connection with the offering including shares issued to FedFirst Financial Mutual Holding Company.

The costs associated with the stock offering will be deferred and will be deducted from the proceeds upon sale and issuance of the stock. In the event the stock offering is not completed, costs will be expensed. To date, no stock offering costs have been expensed. At December 31, 2004 the Company has recorded approximately $222,000 of deferred costs.