Form 10QSB
period 2005-03-31
FedFirst Financial CORP
filed 2005-05-13
CIK 1308017

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005
                                                 --------------

                                       OR

 [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
           For the transition period from ___________ to _____________

                         Commission file number: 0-51153


                         FEDFIRST FINANCIAL CORPORATION
    -----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          United States                                 25-1828028
-----------------------------------         ------------------------------------
 (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)


              Donner at Sixth Street, Monessen, Pennsylvania 15062
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (724) 684-6800
               --------------------------------------------------
                (Issuer's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes |X| No [ ]

As of May 12, 2005, there were 6,612,500 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (Check One):   Yes [ ]  No |X|



                                 FEDFIRST FINANCIAL CORPORATION

                                           FORM 10-QSB

                                              INDEX

                                                                                                            Page
                                                                                                            ----
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Statements of Condition at March 31, 2005 (Unaudited)
              and December 31, 2004...........................................................................3

              Consolidated Statements of Income (Unaudited) for the three months ended
              March 31, 2005 and 2004.........................................................................4

              Consolidated Statements of Changes in Equity and Comprehensive Income
              (Unaudited) for the three months ended March 31, 2005 and 2004..................................5

              Consolidated Statements of Cash Flows (Unaudited) for the three months ended
              March 31, 2005 and 2004.........................................................................6

              Notes to the Unaudited Consolidated Financial Statements........................................7

Item 2.       Management's Discussion and Analysis or Plan of Operation.......................................8

Item 3.       Controls and Procedures.........................................................................17

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings...............................................................................17

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.....................................17

Item 3.       Defaults Upon Senior Securities.................................................................18

Item 4.       Submission of Matters to a Vote of Security Holders.............................................18

Item 5.       Other Information...............................................................................18

Item 6.       Exhibits........................................................................................18

Signatures



                                              PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                                              FEDFIRST FINANCIAL CORPORATION
                                                     AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

----------------------------------------------------------------------------------------------------------------------------
                                                                                             MARCH 31,       DECEMBER 31,
(Dollars in thousands)                                                                         2005             2004
                                                                                            (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents
    Cash and due from banks                                                                  $     1,751      $     1,405
    Interest-earning deposits                                                                     40,327            5,310
                                                                                             -----------      -----------

        Total cash and cash equivalents                                                           42,078            6,715

Securities available-for-sale                                                                     82,849           86,307
Loans receivable, net                                                                            164,476          156,708
Federal Home Loan Bank stock, at cost                                                              6,027            6,388
Accrued interest receivable - loans                                                                  981            1,000
Accrued interest receivable - securities                                                             500              339
Premises and equipment, net                                                                        2,058            2,103
Bank-owned life insurance                                                                          6,598            6,536
Goodwill                                                                                           1,080            1,080
Other assets                                                                                       1,751            1,168
Deferred tax assets and tax credit carryforwards                                                   2,428            1,981
                                                                                             -----------      -----------
        Total assets                                                                         $   310,826      $   270,325
                                                                                             ===========      ===========
LIABILITIES AND EQUITY

Deposits
    Non-interest-bearing                                                                     $     3,564      $     3,626
    Interest-bearing                                                                             129,809          133,763
                                                                                             -----------      -----------

        Total deposits                                                                           133,373          137,389
Federal Home Loan Bank advances                                                                  107,563          110,416
Advance payments by borrowers for taxes and insurance                                                459              763
Advance payments for stock subscription                                                           47,394                -
Accrued interest payable - deposits                                                                  570              615
Accrued interest payable - borrowings                                                                360              433
Other liabilities                                                                                  1,243              674
                                                                                             -----------      -----------

        Total liabilities                                                                        290,962          250,290

Minority interest in subsidiary                                                                       94               66

Equity
    Common stock $.01 par value;10,000,000 shares authorized;
      100 shares issued and outstanding                                                                -                -
    Retained earnings - substantially restricted                                                  20,412           20,186
    Accumulated other comprehensive loss, net
        of deferred taxes of $(414) and $(140)                                                      (642)            (217)
                                                                                             -----------      -----------
        Total equity                                                                              19,770           19,969
                                                                                             -----------      -----------
        Total liabilities and equity                                                         $   310,826      $   270,325
                                                                                             ===========      ===========

----------------------------------------------------------------------------------------------------------------------------
                               See Notes to the Unaudited Consolidated Financial Statements


                                                 FEDFIRST FINANCIAL CORPORATION
                                                        AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF INCOME
                                                          (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                  For the Quarter Ended
                                                                                                         March 31,
(Dollars in thousands, except per share data)                                                  2005                   2004
--------------------------------------------------------------------------------------------------------------------------------
Interest income
   Loans                                                                                       $   2,263              $   2,441
   Investment securities                                                                             787                  1,148
   Other interest-earning assets                                                                     118                     55
                                                                                               ---------               --------
        Total interest income                                                                      3,168                  3,644

Interest expense
   Deposits                                                                                          790                    833
   Federal Home Loan Bank advances                                                                   975                  1,541
                                                                                               ---------               --------

        Total interest expense                                                                     1,765                  2,374
                                                                                               ---------               --------

NET INTEREST INCOME                                                                                1,403                  1,270

PROVISION FOR LOAN LOSSES                                                                             -                      13
                                                                                               ---------               --------

Net interest income after provision for loan losses                                                1,403                  1,257

Noninterest income
   Fees and service charges                                                                           98                     99
   Insurance commissions                                                                             494                    366
   Income from bank-owned life insurance                                                              62                     59
   Net gain on sales of securities available-for-sale                                                  -                     63
   Other                                                                                              10                     19
                                                                                               ---------               --------

        Total noninterest income                                                                     664                    606

Noninterest expense
   Compensation and employee benefits                                                              1,127                  1,106
   Occupancy                                                                                         204                    192
   Insurance premiums                                                                                 17                      8
   Data processing                                                                                    74                     65
   Other                                                                                             313                    287
                                                                                               ---------               --------

        Total noninterest expense                                                                  1,735                  1,658

Minority interest in net income of consolidated subsidiary                                            28                      8
                                                                                               ---------               --------

INCOME BEFORE INCOME TAXES                                                                           304                    197

Income tax                                                                                            78                     21
                                                                                               ---------               --------
NET INCOME                                                                                     $     226               $    176
                                                                                               =========               ========
Earnings per share:
   Basic and diluted                                                                           $   2,260               $  1,760
                                                                                               =========               ========

--------------------------------------------------------------------------------------------------------------------------------
                                  See Notes to the Unaudited Consolidated Financial Statements





                                                   FEDFIRST FINANCIAL CORPORATION
                                                          AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY AND COMPREHENSIVE INCOME
                                                             (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      Accumulated
                                                                                         Other
                                                        Common         Retained      Comprehensive       Total        Comprehensive
(Dollars in thousands)                                   Stock         Earnings       Income (Loss)      Equity       Income (Loss)
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2004
   Comprehensive income                                $       -      $    21,136    $       28       $   21,164
       Net income                                              -              176             -              176        $    176
       Unrealized gain on securities
        available-for-sale, net of tax of $(510)               -                -           791              791             791
                                                       ---------      -----------    -----------      ----------        --------
         Reclassification adjustment,
            net of tax of $(41)                                -                -           (63)             (63)            (63)
                                                       ---------      -----------    -----------      ----------        --------

                       Total comprehensive income                                                                       $    904
                                                                                                                        ========
Balance at March 31, 2004                              $       -      $    21,312    $      756       $   22,068
                                                       =========      ===========    ==========       ==========



                                                                                      Accumulated
                                                                                         Other
                                                        Common         Retained      Comprehensive       Total        Comprehensive
                                                         Stock         Earnings       Income (Loss)      Equity       Income (Loss)
------------------------------------------------------------------------------------------------------------------------------------

Balance at January 1, 2005
   Comprehensive income                                $       -      $    20,186    $     (217)      $   19,969
       Net income                                              -              226             -              226        $    226
       Unrealized loss on securities
        available-for-sale, net of tax of $274                 -                -          (425)            (425)           (425)
                                                       ---------      -----------    ----------       ----------        --------

                       Total comprehensive loss                                                                         $   (199)
                                                                                                                        ========

Balance at March 31, 2005                              $       -      $    20,412    $     (642)      $   19,770
                                                       =========      ===========    ==========       ==========
------------------------------------------------------------------------------------------------------------------------------------
                                    See Notes to the Unaudited Consolidated Financial Statements


                                                   FEDFIRST FINANCIAL CORPORATION
                                                          AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       For the Quarter Ended
                                                                                                             March 31,
(Dollars in thousands)                                                                              2005                 2004
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                                 $     226              $     176
     Adjustments to reconcile net income to net cash provided by operating activities
         Minority interest in net income of consolidated subsidiary                                    28                      8
         Provision for loan losses                                                                      -                     13
         Depreciation                                                                                  77                     72
         Net gain on sales of securities available-for-sale                                             -                    (63)
         Net amortization of security premiums and loan costs                                          60                    108
         Amortization of investments in affordable housing projects                                    50                     29
         (Increase) decrease in accrued interest receivable                                          (142)                    50
         Increase in bank-owned life insurance                                                        (62)                   (59)
         Increase in other assets                                                                    (806)                (1,667)
         Increase in other liabilities                                                             47,845                     77
                                                                                                ---------              ---------
              Net cash provided by (used in) operating activities                                  47,276                 (1,256)

CASH FLOWS FROM INVESTING ACTIVITIES
     Net loan repayments                                                                              841                  4,443
     Purchases of mortgage loans                                                                   (8,622)                     -
     Proceeds from maturities of and principal repayments of securities available-for-sale          6,015                 12,563
     Proceeds from sales of securities available-for-sale                                               -                 21,556
     Purchases of securities available-for-sale                                                    (3,303)               (34,406)
     Purchases of premises and equipment                                                              (32)                   (12)
     Decrease in Federal Home Loan Bank stock                                                         361                    274
     Purchase of bank-owned life insurance                                                              -                   (175)
                                                                                                ---------              ---------
              Net cash (used in) provided by  investing activities                                 (4,740)                 4,243

CASH FLOWS FROM FINANCING ACTIVITIES
     Net decrease in FHLB advances                                                                 (2,853)                (3,131)
     Net decrease in deposits                                                                      (4,016)                (2,032)
     (Decrease) increase in advance payments by borrowers for taxes and insurance                    (304)                   219
                                                                                                ---------              ---------
              Net cash used in by  financing activities                                            (7,173)                (4,944)
                                                                                                ---------              ---------
Net increase (decrease) in cash and cash equivalents                                               35,363                 (1,957)

Cash and cash equivalents, beginning of period                                                      6,715                  8,329
                                                                                                ---------              ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                        $  42,078              $   6,372
                                                                                                =========              =========
Supplemental cash flow information:
     Cash paid for:
       Interest on deposits, advances, and other borrowings                                     $  1,883               $   2,474
                                                                                                ========               =========
       Income taxes                                                                             $     15               $      23
                                                                                                ========               =========

------------------------------------------------------------------------------------------------------------------------------------
                                    See Notes to the Unaudited Consolidated Financial Statements

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION / NATURE OF OPERATIONS

The accompanying consolidated financial statements include the accounts of FedFirst Financial Corporation, a federally-chartered holding Company (the "Company"), whose wholly owned subsidiaries are First Federal Savings Bank (the "Bank"), a federally-chartered stock savings bank, and FedFirst Exchange Corporation ("FFEC"). FFEC has an 80% controlling interest in Exchange Underwriter's, Inc., which was acquired in June 2002. Exchange Underwriter's, Inc. is a full-service, independent insurance agency that offers property and casualty, life, health, commercial liability, surety and other insurance products. At March 31, 2005 the Company was wholly-owned by FedFirst Financial Mutual Holding Company ("FFMHC"), a federally-chartered mutual holding company. FFMHC has had virtually no operations and assets other than an investment in the Company, and is not included in these financial statements. All significant intercompany transactions have been eliminated.

The Bank provides a full range of banking services to individual and business customers from its seven locations in southwestern Pennsylvania and with the purchase of an 80% controlling interest in Exchange Underwriter's, Inc., as previously noted, the Bank entered into the insurance business in southwestern Pennsylvania. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

The consolidated statements have been prepared using the accounting policies described in the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year or any other interim period. Certain items previously reported have been reclassified to conform with the current period's reporting format. These interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payments ("FAS 123R"). FAS 123R is a revision of the FASB Statement No. 123, Accounting for Stock-Based Compensation. FAS 123R supersedes APB Opinion No 25, Accounting for Stock Issued to Employees, and any related implementation guidance. FAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. FAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FAS 123R is effective as of the beginning of the annual reporting period that begins after June 15, 2005. FAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. This statement has no immediate impact on the Company as there are no stock based compensation plans in place at March 31, 2005.

In December 2004, the FASB issued FAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29). FAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. FAS 153 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not anticipate that this accounting standard will have a material effect on the Company's financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

You should read this discussion in conjunction with the financial statements and notes to the financial statements included in this quarterly report on Form 10-QSB. For further information, refer to the financial statements and footnotes included in FedFirst Financial Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2004.

FORWARD-LOOKING STATEMENTS

This report contains certain "forward-looking statements" within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on FedFirst Financial Corporation's current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are generally preceded by terms such as "expects," "believes," "anticipates," "intends" and similar expressions.

Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include, but are not limited to, the following: interest rate trends; the general economic climate in the market area in which FedFirst Financial operates, as well as nationwide; FedFirst Financial's ability to control costs and expenses; competitive products and pricing; loan delinquency rates and changes in federal and state legislation and regulation. Additional factors that may affect our results are discussed in FedFirst Financial's Annual Report on Form 10-KSB for the year ended December 31, 2004 under "Item 1. Business - Risk Factors." These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. FedFirst Financial assumes no obligation to update any forward-looking statements.

GENERAL

FedFirst Financial Corporation ("FedFirst Financial" or the "Company") is a federally chartered savings and loan holding company established in 1999 to be the holding company for First Federal Savings Bank ("First Federal Savings" or the "Bank"), a federally chartered savings bank. FedFirst Financial's business activity is the ownership of the outstanding capital stock of First Federal Savings.

First Federal Savings is a federally chartered savings bank. We operate as a community-oriented financial institution offering residential, multi-family and commercial mortgages, consumer loans and commercial loans to individuals and businesses from seven locations in southwestern Pennsylvania. We also maintain a large investment portfolio. We conduct insurance brokerage activities through an 80%-owned subsidiary and offer non-deposit investment products.

COMPLETION OF PUBLIC OFFERING

On April 6, 2004, FedFirst Financial completed its initial public offering. The Company registered and sold 2,975,625 shares of common stock, par value $0.01. In connection with the offering, the Company also sold 3,636,875 shares of common stock to FedFirst Financial MHC at $0.01 per share. As a result, FedFirst Financial MHC owns 55% of the Company's common stock.

BALANCE SHEET ANALYSIS

OVERVIEW. Total assets at March 31, 2005 were $310.8 million, an increase of $40.5 million or 15.0%, from total assets of $270.3 million at December 31, 2004. Total liabilities at March 31, 2005 were $291.0 million, compared to $250.3 million at December 31, 2004, an increase of $40.7 million, or 16.3%. Shareholder equity decreased to $19.8 million at March 31, 2005, from $20.0 at December 31, 2004.

LOANS. Our primary lending activity is the origination of loans secured by real estate. We originate one- to four-family residential loans, commercial and multi-family real estate loans and construction loans. To a lesser extent, we originate commercial and consumer loans.

The following table sets forth the composition of our loan portfolio at the dates indicated.

(Dollars in thousands)                                             March 31, 2005                 December 31, 2004
                                                               Amount        Percent           Amount          Percent
                                                           --------------- -------------   ---------------- ---------------
Real estate-mortgage:
    One- to four-family residential                        $  119,797          71.3%         $  111,333            69.5%
    Multi-family                                               26,869          16.0              26,995            16.9
    Commercial                                                  5,334           3.2               5,401             3.4
                                                           ----------          ----          ----------            ----
        Total real estate-mortgage loans                      152,000          90.5             143,729            89.8

Real estate - construction:
    Residential                                                 5,721           3.4               5,584             3.5
    Commercial                                                    107           0.1                  94             0.1
                                                           ----------          ----          ----------            ----
        Total real estate-construction loans                    5,828           3.5               5,678             3.6

Consumer:
    Education and consumer                                      2,234           1.3               2,303             1.4
    Home equity                                                 6,132           3.6               6,442             4.0
    Loans on savings accounts                                     419           0.2                 245             0.2
    Home improvement and other                                    614           0.4                 668             0.4
                                                           ----------          ----          ----------            ----
        Total consumer loans                                    9,399           5.5               9,658             6.0

Commercial:                                                       803           0.5                 948             0.6
                                                           ----------          ----          ----------            ----

        Total loans                                           168,030         100.0%            160,013           100.0%
                                                           ----------         =====          ----------           =====

Premium on loan purchases                                         578                               595
Net deferred loan costs                                           394                               393
Discount on loan purchases                                       (191)                             (194)
Loans in process                                               (3,610)                           (3,374)
Allowance for losses                                             (725)                             (725)
                                                           ----------                        ----------

        Loans, net                                         $  164,476                        $  156,708
                                                           ==========                        ==========

Overall, loans, net increased 5.0% to $164.5 million at March 31, 2005 compared to $156.7 million at December 31, 2005. The increase was primarily the result of the purchase of $8.6 million of one- to four-family residential mortgages, the majority of which are located in Ohio, Michigan and Indiana. A commitment to purchase an additional $2.2 million of one- to four-family residential mortgages from the same originator was outstanding at quarter end. Multifamily and commercial real estate loans, consumer loans and commercial loans all experienced slight decreases in portfolio balances during the period.

SECURITIES. Our securities portfolio consists primarily of U.S. Government and agency securities, mortgage-backed securities, guaranteed REMIC pass-through certificates and corporate debt securities.

The following table sets forth the amortized cost and fair value of our securities available-for-sale portfolio at the dates indicated.

(Dollars in thousands)                                     March 31, 2005              December 31, 2004
                                                      Amortized         Fair         Amortized        Fair
                                                        cost            value          cost           value
                                                  ----------------  -----------   --------------   ----------
U.S. Government and agency securities             $    13,425     $    12,983      $   13,425      $   13,213
Mortgage-backed securities                             25,266          25,333          26,626          26,780
Guaranteed REMIC's                                     42,623          41,945          44,013          43,703
Corporate debt securities                               2,494           2,491           2,495           2,505
Other debt securities                                      48              48              56              56
Equity securities                                          49              49              50              50
                                                  -----------     -----------      ----------      ----------
          Total securities available-for-sale     $    83,905     $    82,849      $   86,665      $   86,307
                                                  ===========     ===========      ==========      ==========

The investment portfolio decreased $2.8 million or 3.2% between December 31, 2004 and March 31, 2005 as paydowns received on mortgage-backed securities and guaranteed REMICs exceeded purchases during the quarter. There were no maturities or sales of securities in the first quarter of 2005.

DEPOSITS. Our deposit base is comprised of demand deposits, money market accounts, savings accounts and certificates of deposit.

The following table sets forth the balances of our deposit products at the dates indicated.

                                                       March 31, 2005                 December 31, 2004
(Dollars in thousands)                              Amount           %            Amount              %
                                                 ------------   -----------   --------------    ------------
Noninterest-bearing demand deposits               $    3,564         2.7 %      $   3,626           2.7%
Interest-bearing demand deposits                      13,470        10.1           14,645          10.6
Savings accounts                                      34,991        26.2           35,681          26.0
Money market accounts                                  6,134         4.6            6,892           5.0
Certificates of deposit                               75,214        56.4           76,545          55.7
                                                  ----------       -----        ---------          ----
             Total deposits                       $  133,373       100.0 %      $ 137,389         100.0%
                                                  ==========       =====        =========         =====

Total deposits decreased to $133.4 million from $137.4 million during the quarter ended March 31, 2005, a decline of $4.0 million or 2.9%. All deposit categories experienced a net decrease in balances.

BORROWINGS. We utilize borrowings from the Federal Home Loan Bank of Pittsburgh to supplement our supply of funds for loans and investments.

                                                           Three Months Ended        Twelve Months Ended
(Dollars in thousands)                                          March 31,                December 31,
                                                                  2005                       2004
                                                        -----------------------    ------------------------
FHLB ADVANCES
Maximum amount outstanding at any month end
   during the period                                           $ 109,800                   $ 160,969
Average amount outstanding during the period                     109,379                     146,269
Weighted average interest rate during the period                    3.57%                       4.01%
Balance outstanding at end of period                           $ 107,563                   $ 110,416
Weighted average interest rate at end of period                     3.67%                       3.63%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

OVERVIEW.

                                               Three Months Ended
(Dollars in thousands)                             March 31,
                                              2005           2004         % Change
                                          ------------   ------------   --------------
Net income                                  $   226        $   176          28.4%
Return on average assets                       0.33%          0.22%         50.0
Return on average equity                       4.51           3.23          39.6
Average equity to average assets               7.30           6.73           8.5

We had net income of $226,000 for the three months ended March 31, 2005, compared to net income of $176,000 for the same period in 2004. The increase in net income was primarily the result of increases in net interest income and noninterest income, which more than offset the increases in noninterest expense and income taxes.

NET INTEREST INCOME. Net interest income increased $133,000 or 10.5%, to $1.4 million for the three months ended March 31, 2005, compared to the three months ended March 31, 2004, as a result of increased net interest margins and net interest spreads that more than offset a decrease in average earning assets from the year ago period. The increased margins and spreads are due in large part to the restructuring of the balance sheet that took place in November, 2004 in which the prepayment of high rate FHLB advances was funded with the sale of investment securities.

The following table summarizes changes in interest income and expense for the three months ended March 31, 2005 and 2004.

                                                  Three Months Ended
(Dollars in thousands)                                March 31,
                                                 2005           2004         % Change
                                               --------      ----------    --------------
Interest income:
 Loans                                         $ 2,263        $ 2,441            (7.3)%
 Investment securities                             787          1,148           (31.4)
 Other interest-earning assets                     118             55           114.5
                                               -------        -------           -----
  Total interest income                          3,168          3,644           (13.1)

Interest expense:
 Interest-bearing demand deposits                   36             16           125.0
 Savings accounts                                   85             89            (4.5)
 Money market accounts                              22             20            10.0
 Certificates of deposit                           647            708            (8.6)
                                               -------        -------           -----
  Total interest-bearing deposits                  790            833            (5.2)
  FHLB Advances                                    975          1,541           (36.7)
                                               -------        -------           -----
  Total interest expense                         1,765          2,374           (25.7)
                                               -------        -------           -----
  Net interest income                          $ 1,403        $ 1,270            10.5 %
                                               =======        =======           =====

The following table presents information regarding average balances of assets and liabilities, the total dollar amount of interest income and dividends from average interest-earning assets, the total dollar amount of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs are derived by annualizing income and expense balances and dividing by the average balances of assets or liabilities, respectively for the three months ended March 31, 2005 and 2004.

                                                                      Three Months Ended March 31,
                                        ------------------------------------------- -----------------------------------------
                                                           2005                                       2004
(Dollars in thousands)                  ------------------------------------------- -----------------------------------------
                                                            Interest                                  Interest
                                             Average           and       Yield/         Average         and        Yield/
                                             Balance        Dividends     Cost          Balance      Dividends      Cost
                                             -------        ---------     ----          -------      ---------      ----
ASSETS:
Interest-earning assets:
     Loans, net (1)(2)                    $   157,278       $ 2,263       5.76%       $  164,111      $ 2,441       5.95%
     Investment securities (3)                 84,414           787       3.73           129,937        1,148       3.53
     Other interest-earning assets             17,418           118       2.71            14,763           55       1.49
                                          -----------       -------       ----        ----------      -------       ----
       Total interest-earning assets          259,110         3,168       4.89           308,811        3,644       4.72

Noninterest-earning assets                     15,381                                     15,558
                                          -----------                                 ----------
       Total assets                           274,491                                    324,369
                                          ===========                                 ==========

LIABILITIES AND EQUITY:
Interest-bearing liabilities:
     Interest-bearing demand deposits (6)      13,938            36       1.03            13,938           16       0.46
     Savings accounts                          35,245            85       0.96            35,973           89       0.99
     Money market accounts                      6,412            22       1.37             6,485           20       1.23
     Certificates of deposit                   75,905           647       3.41            81,775          708       3.46
                                          -----------       -------       ----        ----------      -------       ----
       Total interest-bearing deposits        131,500           790       2.40           138,171          833       2.41

     FHLB Advances                            109,379           975       3.57           158,603        1,541       3.89
                                          -----------       -------       ----        ----------      -------       ----
       Total interest-bearing
         liabilities                          240,879         1,765       2.93           296,774        2,374       3.20

Noninterest-bearing liabilities                13,584                                      5,766
                                          -----------                                 ----------
         Total liabilities                    254,463                                    302,540

Equity                                         20,028                                     21,829
                                          -----------                                 ----------
         Total liabilities and equity     $   274,491                                 $  324,369
                                          ===========                                 ==========

Net interest income                                         $ 1,403                                   $ 1,270
                                                            =======                                   =======
Interest rate spread (4)                                                  1.96%                                     1.52%
Net interest margin (5)                                                   2.17                                      1.65
Average interest-earning assets to
  average interest-bearing liabilities         107.57%                                    104.06%


(1) Amount is net of deferred loan costs, loans in process and estimated allowance for loan losses.
(2)  Amount includes nonaccrual loans in average balances only.
(3) Amount does not include effect of unrealized (loss) gain on securities available-for-sale.
(4) Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average interest-earning assets.
(6) The interest for the three months ended March 31, 2005 includes approximately $20,000 of interest on funds received for the stock subscription related to the Company's initial public offering. These funds are included in Advance payments for stock subscriptions and therefore do not impact the average balance of interest-bearing demand deposits as reported above.

RATE/VOLUME ANALYSIS. The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of prior changes.

                                                              THREE MONTHS ENDED MARCH 31, 2005
                                                                         COMPARED TO
(Dollars in thousands)                                        THREE MONTHS ENDED MARCH 31, 2004
                                             ---------------------------------------------------------------------
                                                                  INCREASE (DECREASE) DUE TO
                                                                                    RATE /
                                                     VOLUME             RATE        VOLUME              NET
                                             ----------------------  ----------  -------------    ----------------
INTEREST AND DIVIDEND INCOME:
     Loans                                       $     (103)         $   (78)      $     3          $   (178)
     Investment securities                             (403)              65           (23)             (361)
     Other interest-earning assets                       10               45             8                63
                                                 ----------          -------       -------          --------
       Total interest-earning assets                   (496)              32           (12)             (476)

INTEREST EXPENSE:
     Deposits                                           (40)              (3)            -               (43)
     FHLB advances                                     (478)            (127)           39              (566)
                                                 ----------          -------       -------          --------
       Total interest-bearing liabilities              (518)            (130)           39              (609)
                                                 ----------          -------       -------          --------
       Change in net interest income             $       22          $   162       $   (51)         $    133
                                                 ==========          =======       =======          ========

PROVISION FOR LOAN LOSSES. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a general valuation allowance on identified problem loans; and (2) a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. While we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses.



The following table summarizes the activity in the provision for loan losses for the three months ended March 31, 2005 and 2004.

                                                                   Three Months Ended
(Dollars in thousands)                                                 March 31,
-----------------------------------------------------------------------------------------------
                                                             2005                     2004
-----------------------------------------------------------------------------------------------
Allowance at the beginning of the period                    $  725                     $  725
Provision for loan losses                                        -                         13
Charge-offs                                                      -                          -
Recoveries                                                       -                          -
                                                            --------                   --------
Net charge-offs                                                  -                          -
                                                            --------                   --------
Allowance at the end of period                              $  725                     $  738
                                                            ========                   ========

There was no provision for loan losses for the three months ended March 31, 2005 as compared to $13,000 for the three months ended March 31, 2004. Additionally, we had no charge-offs or recoveries during the respective periods.

The following table provides information with respect to our nonperforming assets at the dates indicated.

                                                        March 31,            December 31,
(Dollars in thousands)                                     2005                  2004
----------------------------------------------------------------------------------------------
Nonaccrual loans:
    Real estate - mortgage loans                        $    260                $    276
    Real estate - construction loans                           -                       -
    Commercial loans                                          84                       -
    Consumer loans                                             7                      29
                                                        --------                --------
       Total                                                 351                     305

Accruing loans past due 90 day or more
    Real estate - mortgage loans                               -                       2
    Real estate - construction loans                           -                       -
    Commercial loans                                           -                       -
    Consumer loans                                            79                      31
                                                        --------                --------
       Total                                                  79                      33
                                                        --------                --------
       Total of nonaccrual and 90 days or
         more past due loans                                 430                     338
    Real estate owned                                          -                       -
                                                        --------                --------
       Total nonperforming assets                            430                     338

Troubled debt restructurings                                   -                       -
                                                        --------                --------
Troubled debt restructurings and total
    nonperforming loans                                 $    430                $    338
                                                        ========                ========

Total nonperforming loans to total loans                    0.26%                   0.21%
Total nonperforming loans to total assets                   0.14                    0.13
Total nonperforming assets to total assets                  0.14                    0.13

Nonperforming loans increased $92,000 to $430,000 at March 31,2005 compared to $338,000 at December 31, 2004. The majority of the increase resulted from two commercial real estate loans that were placed in nonaccrual status due to delinquency. Management has determined that neither loan requires establishment of a specific reserve at this time.

NONINTEREST INCOME. The following table summarizes noninterest income for the three months ended March 31, 2005 and 2004.

                                                           Three Months Ended
                                                                 March 31,
(Dollars in thousands)                                     2005          2004          % Change
----------------------------------------------------   ----------------------------  --------------
Fees and service charges                                   $    98      $    99          (1.0)%
Insurance commissions                                          494          366          35.0
Income from bank-owned life insurance                           62           59           5.1
Net gain on sales of securities available-for-sale               -           63        (100.0)
Other                                                           10           19         (47.4)
                                                           -------      -------        ------
   Total noninterest income                                $   664      $   606           9.6%
                                                           =======      =======        ======

Noninterest income increased $58,000 or 8.9% to $664,000 at March 31, 2005 as compared to $606,000 at March 31, 2004. The increase was primarily from insurance commissions from Exchange Underwriters, the 80% owned subsidiary of the bank, which received increased levels of contingency income from insurance carriers in the current period compared to last year. Contingency income is related to the profitability of our account to the insurer. Partially offsetting this increase was a decrease in net gains from security sales from $63,000 for the three months ended March 31, 2004 to $0 in the current period, when no securities were sold.

NONINTEREST EXPENSE. The following table summarizes noninterest expense for the years ended December 31, 2004 and 2003.

                                                    Three Months Ended
                                                         March 31,
(Dollars in thousands)                              2005           2004         % Change
-------------------------------------------   -------------------------------  -------------
Compensation and employee benefits                $ 1,127         $ 1,106            1.9%
Occupancy                                             204             192            6.3
Federal insurance premiums                             17               8          112.5
Data processing                                        74              65           13.8
Advertising                                            21              13           61.5
Professional Services                                  30              17           76.5
Stationary, printing and supplies                      24              29          (17.2)
Telephone                                              20              19            5.3
Postage                                                24              25           (4.0)
Correspondent bank fees                                23              28          (17.9)
All other                                             171             156            9.6
                                                  -------         -------          -----
    Total noninterest expense                     $ 1,735         $ 1,658            4.6%
                                                  =======         =======          =====

Noninterest expense increased $77,000 or 4.6% at March 31, 2005 as compared to March 31, 2004. The increase in compensation and benefits is attributed primarily to adjustments for annual evaluations of personnel. The increase between periods in professional services costs are a result of expenses incurred in preparation of becoming a publicly traded entity.

INCOME TAXES. Income tax expense for the three months ended March 31, 2005 was $78,000 compared to income tax expense of $21,000 for the same period in 2004. The increase in tax was the result of an increase in taxable income.

LIQUIDITY AND CAPITAL MANAGEMENT

LIQUIDITY MANAGEMENT. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and borrowings from the Federal Home Loan Bank of Pittsburgh. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.
Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2005, cash and cash equivalents totaled $42.1 million. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $25.3 million at March 31, 2005. Also, at March 31, 2005, we had the ability to borrow an additional total of approximately $75.1 million from the Federal Home Loan Bank of Pittsburgh. On March 31, 2005, we had $107.6 million of FHLB advances outstanding.

At March 31, 2005, we had $10.1 million of commitments to lend, which was comprised of $4.1 million of mortgage loan commitments, $3.6 million of loans in process, $2.0 million of unused home equity lines of credit and $388,000 of unused commercial lines of credit. Certificates of deposit due within one year of March 31, 2005 totaled $36.8 million, or 49.0% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers' hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. We believe, however, based on past experience, that a significant portion of our maturing certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

CAPITAL MANAGEMENT. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2005, we exceeded all of our regulatory capital requirements. We are considered "well capitalized" under regulatory guidelines.

We also manage our capital for maximum stockholder benefit. The capital from our recently completed stock offering will significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. We may use capital management tools such as cash dividends and common share repurchases. However, under Office of Thrift Supervision regulations, we are not allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under the stock-based benefit plan, unless extraordinary circumstances exist and we receive regulatory approval.

OFF-BALANCE SHEET ARRANGEMENTS. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers' requests for funding and take the form of loan commitments and lines of credit.


For the three months ended March 31, 2005, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

ITEM 3. CONTROLS AND PROCEDURES.

FedFirst Financial's management, including FedFirst Financial's principal executive officer and principal financial officer, have evaluated the effectiveness of FedFirst Financial's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, FedFirst Financial's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that FedFirst Financial files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to FedFirst Financial's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In connection with its recent initial public offering, on April 6, 2005, FedFirst Financial sold 3,636,875 shares of common stock to FedFirst Financial MHC at $0.01 per share, or $36,368. The common shares were issued to FedFirst Financial MHC without registration under the Securities Act of 1933 in reliance on Section 4(2) of that Act.

The following information is provided with the Company's sale of its common stock as part of FedFirst Financial's recent initial public offering.

        a. The effective date of the Registration Statement on Form SB-2 (File No. 333-121405) was February 14, 2005.

        b. The offering was consummated on April 6, 2005, with the sale of all of the securities registered pursuant to the Registration Statement. Sandler O'Neill & Partners, L.P. acted as marketing agent for the offering.

        c. The class of securities registered was common stock, par value of $0.01 per share. The aggregate amount of such securities registered was 2,975,625 shares which represented an aggregate amount of $29,756,250.

        d. The expenses incurred to date in connection with the stock offering were $970,000, including expenses paid to and for underwriters of $322,000, attorney and accounting fees of $522,000 and other expenses of $126,000. The net proceeds resulting from the offering after deducting expenses were $29.1 million.

        e.    The net proceeds are invested in cash equivalent investments.

We did not repurchase any of our common stock during the quarter ended March 31, 2005 and at March 31, 2005 we had no publicly announced repurchase plans or programs.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On January 19, 2005, prior to its initial public offering, FedFirst Financial held its annual shareholders meeting for the election of directors. The sole shareholder, FedFirst Financial MHC, elected John M. McGinley, Joseph U. Frye and John J. LaCarte as directors with terms ending in 2008, and Richard B. Boyer as director with a term ending in 2007. Peter D. Griffith and Jack M. McGinley continued as directors with terms ending in 2006, and Robert L. Breslow continued as director with a term ending in 2007.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

              10.1 Employment Agreement between FedFirst Financial Corporation, First Federal Savings Bank and
                     Peter D. Griffith (1)
              10.2 Employment Agreement between FedFirst Financial Corporation, First Federal Savings Bank and
                     Robert L. Breslow (1)
              31.1 Rule 13a-14 (a)/15d-14 (a) Certification (President and Chief Executive Officer)
              31.2 Rule 13a-14 (a)/15d-14 (a) Certification (Chief Financial Officer)
              32.1   Certification of Peter D. Griffith pursuant to 18 U.S.C.
                     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
              32.2   Certification of Robert L. Breslow pursuant to 18 U.S.C.
                     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------------------
(1) Management contract or compensation plan or arrangement.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               FEDFIRST FINANCIAL CORPORATION
                               ------------------------------
                                       (Registrant)


Date: May 13, 2005             /s/ Peter D. Griffith
                               ------------------------------------------------
                               Peter D. Griffith
                               President and Chief Executive Officer


Date: May 13, 2005             /s/ Robert L. Breslow
                               ------------------------------------------------
                               Robert L. Breslow
                               Chief Financial Officer and Senior Vice President
                               (Principal Financial Officer and Chief Accounting
                                Officer)