Form 10QSB
period 2005-06-30
FedFirst Financial CORP
filed 2005-08-12
CIK 1308017

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

                  For the quarterly period ended June 30, 2005
                                                 -------------

                                       OR

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from ___________ to _______________

                         Commission file number: 0-51153
                                                 -------

                         FEDFIRST FINANCIAL CORPORATION
    ------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          United States                                 25-1828028
-------------------------------------        -----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


              Donner at Sixth Street, Monessen, Pennsylvania 15062
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (724) 684-6800
                ------------------------------------------------
                (Issuer's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes |X| No [ ]

As of August 12, 2005, there were 6,612,500 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes [ ]  No |X|



                                         FEDFIRST FINANCIAL CORPORATION

                                                   FORM 10-QSB

                                                      INDEX

                                                                                                             Page
                                                                                                             ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

              Consolidated Statements of Condition at June 30, 2005 (Unaudited)
              and December 31, 2004 ..........................................................................3

              Consolidated Statements of Income for the Three and Six Months Ended
              June 30, 2005 and 2004 (Unaudited)..............................................................4

              Consolidated Statements of Changes in Stockholders' Equity and Comprehensive
              Income for the Six Months Ended June 30, 2005 and 2004 (Unaudited)..............................5

              Consolidated Statements of Cash Flows for the Six Months Ended
              June 30, 2005 and 2004 (Unaudited)..............................................................6

              Notes to the Unaudited Consolidated Financial Statements........................................7

Item 2.       Management's Discussion and Analysis or Plan of Operation.......................................9

Item 3.       Controls and Procedures.........................................................................22

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings...............................................................................22

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.....................................22

Item 3.       Defaults Upon Senior Securities.................................................................22

Item 4.       Submission of Matters to a Vote of Security Holders.............................................22

Item 5.       Other Information...............................................................................22

Item 6.       Exhibits........................................................................................22

Signatures




                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                         FEDFIRST FINANCIAL CORPORATION
                                                AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

----------------------------------------------------------------------------------------------------------------------------
                                                                                              JUNE 30,       DECEMBER 31,
(Dollars in thousands)                                                                          2005             2004
----------------------------------------------------------------------------------------------------------------------------
                                                                                             (UNAUDITED)
ASSETS

Cash and cash equivalents:
    Cash and due from banks                                                                   $    1,882       $    1,405
    Interest-earning deposits                                                                      7,996            5,310
                                                                                              ----------       ----------
        Total cash and cash equivalents                                                            9,878            6,715

Securities available-for-sale                                                                     85,254           86,307
Loans receivable, net                                                                            169,666          156,708
Federal Home Loan Bank stock, at cost                                                              5,690            6,388
Accrued interest receivable - loans                                                                  992            1,000
Accrued interest receivable - securities                                                             376              339
Premises and equipment, net                                                                        2,153            2,103
Bank-owned life insurance                                                                          6,836            6,536
Goodwill                                                                                           1,080            1,080
Other assets                                                                                       1,652            1,168
Deferred tax assets and tax credit carryforwards                                                   2,252            1,981
                                                                                              ----------       ----------
        Total assets                                                                          $  285,829       $  270,325
                                                                                              ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
    Non-interest-bearing                                                                      $    3,623       $    3,626
    Interest-bearing                                                                             127,044          133,763
                                                                                              ----------       ----------
        Total deposits                                                                           130,667          137,389

Federal Home Loan Bank advances                                                                  105,193          110,416
Advance payments by borrowers for taxes and insurance                                              1,111              763
Accrued interest payable - deposits                                                                  581              615
Accrued interest payable - borrowings                                                                357              433
Other liabilities                                                                                  1,296              674
                                                                                              ----------       ----------
        Total liabilities                                                                        239,205          250,290

Minority interest in subsidiary                                                                       67               66

Stockholders' Equity:
    Preferred stock $.01 par value; 10,000,000 shares authorized;
      None issued                                                                                      -                -
    Common stock $.01 par value; 20,000,000 shares authorized;
      2005 - 6,612,500 shares issued                                                                  66                -
    Additional paid-in capital                                                                    28,747                -
    Retained earnings - substantially restricted                                                  20,647           20,186
    Accumulated other comprehensive loss, net
      of deferred taxes of $(238) and $(140)                                                        (369)            (217)
    Unearned Employee Stock Ownership Plan shares (ESOP)                                          (2,534)               -
                                                                                              -----------      ----------
        Total stockholders' equity                                                                46,557           19,969
                                                                                              ----------       ----------
        Total liabilities and stockholders' equity                                            $  285,829       $  270,325
                                                                                              ==========       ==========

----------------------------------------------------------------------------------------------------------------------------
                              See Notes to the Unaudited Consolidated Financial Statements




                                                 FEDFIRST FINANCIAL CORPORATION
                                                        AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

                                                                              For the Three Months             For the Six Months
                                                                                 Ended June 30,                  Ended June 30,
(Dollars in thousands, except per share data)                                 2005            2004            2005           2004
------------------------------------------------------------------------------------------------------------------------------------
Interest income:
  Loans                                                                     $    2,443      $   2,292       $   4,706      $   4,733
  Investment securities                                                            840          1,157           1,627          2,305
  Other interest-earning assets                                                    154             40             272             95
                                                                            ----------      ---------       ---------      ---------
    Total interest income                                                        3,437          3,489           6,605          7,133

Interest expense:
  Deposits                                                                         760            800           1,546          1,628
  Federal Home Loan Bank advances                                                  984          1,538           1,959          3,079
                                                                            ----------      ---------       ---------      ---------
  Total interest expense                                                         1,744          2,338           3,505          4,707
                                                                            ----------      ---------       ---------      ---------

Net interest income                                                              1,693          1,151           3,100          2,426
Provision for loan losses                                                           25             59              25             72
                                                                            ----------      ---------       ---------      ---------
Net interest income after provision for loan losses                              1,668          1,092           3,075          2,354

Noninterest income:
  Fees and service charges                                                          97             99             191            193
  Insurance commissions                                                            358            495             852            861
  Income from bank-owned life insurance                                             63             57             125            116
  Net (loss) gain on sales of securities available-for-sale                         (1)            (9)             (1)            54
  Other                                                                             10             13              20             32
                                                                            ----------      ---------       ---------      ---------
  Total noninterest income                                                         527            655           1,187          1,256

Noninterest expense:
  Compensation and employee benefits                                             1,161            813           2,288          1,919
  Occupancy                                                                        205            179             409            371
  Federal insurance premiums                                                        16              8              33             16
  Data processing                                                                   68             72             142            137
  FHLB advance prepayment fee                                                        -             27               -             27
  Other                                                                            359            317             672            604
                                                                            ----------      ---------       ---------      ---------
  Total noninterest expense                                                      1,809          1,416           3,544          3,074

Minority interest in net income of consolidated subsidiary                          11             26              39             34
                                                                            ----------      ---------       ---------      ---------
Income before income taxes                                                         375            305             679            502
Income tax                                                                          82             85             160            106
                                                                            ----------      ---------       ---------      ---------
Net income                                                                  $      293      $     220       $     519      $     396
                                                                            ==========      =========       =========      =========
Earnings per share:
  Basic and diluted                                                         $     0.05            N/A             N/A            N/A
                                                                            ==========      =========       =========      =========
Weighted-average shares outstanding:
  Basic and diluted                                                          5,937,082            N/A             N/A            N/A

------------------------------------------------------------------------------------------------------------------------------------
                                    See Notes to the Unaudited Consolidated Financial Statements


                                                 FEDFIRST FINANCIAL CORPORATION
                                                        AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
                                                     (Dollars in thousands)
                                                                            Accumulated
                                                    Additional                 Other        Unearned       Total
                                          Common     Paid-in    Retained    Comprehensive     ESOP     Stockholders'  Comprehensive
                                          Stock      Capital    Earnings    Income (Loss)    Shares       Equity      Income (Loss)
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2004               $     -    $      -   $  21,136     $     28      $     -     $  21,164
   Comprehensive income                                                                                        -
      Net income                               -           -         396            -            -           396      $    396
      Unrealized loss on securities
       available-for-sale, net of tax
        of $(696)                              -           -           -       (1,079)           -        (1,079)       (1,079)
                                         -------    --------   ---------     --------      -------     ---------      --------
      Reclassification adjustment,
        net of tax of $(35)                    -           -           -          (54)           -           (54)          (54)
      Dividends paid                           -           -         (68)           -            -           (68)            -
                                         -------    --------   ---------     --------      -------     ---------      --------
         Total comprehensive loss                                                                                     $   (737)
                                                                                                                      ========
Balance at June 30, 2004                 $     -    $      -   $  21,464     $ (1,105)     $     -     $  20,359
                                         =======    ========   =========     ========      =======     =========


                                                                            Accumulated
                                                    Additional                 Other        Unearned       Total
                                          Common     Paid-in    Retained    Comprehensive     ESOP     Stockholders'  Comprehensive
                                          Stock      Capital    Earnings    Income (Loss)    Shares       Equity      Income (Loss)
------------------------------------------------------------------------------------------------------------------------------------

Balance at January 1, 2005               $     -    $      -   $  20,186     $   (217)     $     -     $  19,969
   Comprehensive income
      Net income                               -           -         519            -            -           519      $    519
      Unrealized loss on securities
       available-for-sale, net of tax
        of $(99)                               -           -           -         (153)           -          (153)         (153)
                                         -------    --------   ---------     --------      -------     ---------      --------
      Reclassification adjustment,
        net of tax $1                          -           -           -            1            -             1             1
      Issuance of common stock(1)             63      26,164           -            -            -        26,227             -
      Issuance of common stock to
       establish ESOP                          3       2,589           -            -       (2,592)            -             -
      ESOP shares committed to be
       released                                           (6)                                   58            52             -
      Dividends paid                           -           -         (58)           -            -           (58)            -
                                         -------    --------   ---------     --------      -------     ---------      --------
         Total comprehensive income                                                                                   $    367
                                                                                                                      ========

Balance at June 30, 2005                 $    66    $ 28,747   $  20,647     $   (369)     $(2,534)    $  46,557
                                         =======    ========   =========     ========      ========    =========

------------------------------------------------------------------------------------------------------------------------------------
(1) Additional paid-in capital balance is net of stock issuance costs of approximately $973,000


                         See Notes to the Unaudited Consolidated Financial Statements

                                                 FEDFIRST FINANCIAL CORPORATION
                                                        AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                      For the Six Months Ended
                                                                                                              June 30,
(Dollars in thousands)                                                                                 2005               2004
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                                    $        519        $      396
     Adjustments to reconcile net income to net cash provided by operating activities:
         Minority interest in net income of consolidated subsidiary                                          39                34
         Provision for loan losses                                                                           25                72
         Depreciation                                                                                       164               142
         Net loss (gain) on sales of securities available-for-sale                                            1               (54)
         Net accretion (amortization) of security premiums and loan costs                                    66                (1)
         Amortization of investments in affordable housing projects                                         100                72
         Compensation expense on Employee Stock Ownership Plan (ESOP)                                        52                 -
         (Increase) decrease in accrued interest receivable                                                 (29)              290
         Increase in bank-owned life insurance                                                             (125)             (116)
         Increase in other assets                                                                          (815)           (1,114)
         Increase (decrease) in other liabilities                                                           532              (196)
                                                                                                   ------------        ----------
              Net cash provided by (used in) operating activities                                           529              (475)

CASH FLOWS FROM INVESTING ACTIVITIES
     Net loan (originations) repayments                                                                    (712)            7,648
     Purchases of mortgage loans                                                                        (12,297)                -
     Proceeds from maturities of and principal repayments of securities
      available-for-sale                                                                                 12,960            29,013
     Proceeds from sales of securities available-for-sale                                                   960            31,000
     Purchases of securities available-for-sale                                                         (13,158)          (50,686)
     Purchases of premises and equipment                                                                   (214)              (38)
     Decrease in Federal Home Loan Bank stock                                                               698               426
     Purchase of bank-owned life insurance                                                                 (175)             (175)
                                                                                                   ------------        ----------
              Net cash (used in) provided by  investing activities                                      (11,938)           17,188

CASH FLOWS FROM FINANCING ACTIVITIES
     Net decrease in FHLB advances                                                                       (5,223)          (12,936)
     Net decrease in deposits                                                                            (6,722)           (4,376)
     Increase in advance payments by borrowers for taxes and insurance                                      348               242
     Dividends paid                                                                                         (58)              (68)
     Proceeds from stock offering, net                                                                   28,819                 -
     Establishment of Employer Stock Ownership Plan (ESOP)                                               (2,592)                -
                                                                                                   ------------        ----------
              Net cash provided by (used in) financing activities                                        14,572           (17,138)
                                                                                                   ------------        ----------
Net increase (decrease) in cash and cash equivalents                                                      3,163              (425)

Cash and cash equivalents, beginning of period                                                            6,715             8,329
                                                                                                   ------------        ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                           $      9,878        $    7,904
                                                                                                   ============        ==========
Supplemental cash flow information:
     Cash paid for:
       Interest on deposits, advances, and other borrowings                                        $      3,615        $    4,795
                                                                                                   ============        ==========
       Income taxes                                                                                $        220        $       48
                                                                                                   ============        ==========

-----------------------------------------------------------------------------------------------------------------------------------
                             See Notes to the Unaudited Consolidated Financial Statements

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION/NATURE OF OPERATIONS

The accompanying consolidated financial statements are unaudited and include the accounts of FedFirst Financial Corporation, a federally chartered holding company ("FedFirst Financial" or the "Company"), whose wholly owned subsidiaries are First Federal Savings Bank (the "Bank"), a federally-chartered stock savings bank, and FedFirst Exchange Corporation ("FFEC"). FFEC has an 80% controlling interest in Exchange Underwriters, Inc. Exchange Underwriters, Inc. is a full-service, independent insurance agency that offers property and casualty, life, health, commercial liability, surety and other insurance products. The Company is a majority owned subsidiary of FedFirst Financial Mutual Holding Company ("FFMHC"), a federally chartered mutual holding company. FFMHC has had virtually no operations and assets other than an investment in the Company and is not included in these financial statements. All significant intercompany transactions have been eliminated.

First Federal Savings Bank provides a full range of banking services to individual and business customers from its seven locations in southwestern Pennsylvania. Additionally, through Exchange Underwriters, Inc., the Bank participates in the insurance business in southwestern Pennsylvania. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

The unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary to make the consolidated financial statements not misleading have been included. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. Certain items previously reported have been reclassified to conform with the current reporting period's format. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payments ("FAS 123R"). FAS 123R is a revision of the FASB Statement No. 123, Accounting for Stock-Based Compensation. FAS 123R supersedes APB Opinion No 25, Accounting for Stock Issued to Employees, and any related implementation guidance. FAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. FAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FAS 123R is effective as of the beginning of the annual reporting period that begins after June 15, 2005. FAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. This statement has no immediate impact on the Company as there are no stock based compensation plans in place at June 30, 2005.

In December 2004, the FASB issued FAS No. 153, Exchanges of Nonmonetary Assets (an amendment of APB Opinion No. 29). FAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. FAS 153 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not anticipate that adoption of this accounting standard will have a material effect on the Company's financial statements.

NOTE 3.  EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Common stock equivalents include restricted stock awards and stock options. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. The Company has not granted any restricted stock awards or stock options. Unallocated common shares held by the Employee Stock Ownership Plan ("ESOP") are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

----------------------------------------------------------------------------
                                                              THREE MONTHS
                                                                 ENDED
                                                                JUNE 30,
(Dollars in thousands except per share data)                      2005
----------------------------------------------------------------------------

Net income                                                   $       293

WEIGHTED-AVERAGE SHARES OUTSTANDING:
     Basic                                                     5,937,082
     Effect of dilutive stock options and restrictive
        stock awards                                                   -
                                                             -----------
     Diluted                                                   5,937,082

EARNINGS PER SHARE:
     Basic                                                   $      0.05
     Diluted                                                 $      0.05

Earnings per common share data is not presented for the six months ended June 30, 2005 and for the three and six months ended June 30, 2004 as the Company had no publicly held shares outstanding prior to the Company's initial public offering on April 6, 2005. Per share data for the three months ended June 30, 2005 are calculated by utilizing net income and the weighted-average common shares outstanding in the period during which shares were trading on the Nasdaq SmallCap Market, which began on April 7, 2005.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This discussion should be read in conjunction with the consolidated financial statements, notes and tables included in this report. For further information, refer to the consolidated financial statements and notes included in FedFirst Financial Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2004.

FORWARD-LOOKING STATEMENTS

This report contains certain "forward-looking statements" within the meaning of the federal securities laws. These statements are not historical facts, but rather they are statements based on the current expectations of FedFirst Financial Corporation ("FedFirst Financial" or the "Company") regarding its business strategies, intended results and future performance. Forward-looking statements are generally preceded by terms such as "expects," "believes," "anticipates," "intends" and similar expressions.

Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could affect actual results include, but are not limited to, the following: interest rate trends; the general economic climate in the market area in which FedFirst Financial operates, as well as nationwide; FedFirst Financial's ability to control costs and expenses; competitive products and pricing; loan delinquency rates and changes in federal and state legislation and regulation. Additional factors that may affect our results are discussed in FedFirst Financial's Annual Report under "Item 1. Business - Risk Factors." These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. FedFirst Financial assumes no obligation to update any forward-looking statements.

GENERAL

FedFirst Financial is a federally chartered savings and loan holding company established in 1999 to be the holding company for First Federal Savings Bank ("First Federal Savings" or the "Bank"), a federally chartered savings bank. FedFirst Financial's principal business activity is the ownership of the outstanding capital stock of First Federal Savings. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank.

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

On April 6, 2005, FedFirst Financial completed its initial public offering. The Company registered and sold 2,975,625 shares of common stock, par value $0.01. In connection with the offering, the Company also sold 3,636,875 shares of common stock to FedFirst Financial MHC at $0.01 per share. As a result, FedFirst Financial MHC owns 55% of the Company's common stock.

BALANCE SHEET ANALYSIS

OVERVIEW. Total assets at June 30, 2005 were $285.8 million, an increase of $15.5 million, or 5.7%, from total assets of $270.3 million at December 31, 2004. Total liabilities at June 30, 2005 were $239.2 million, compared to $250.3 million at December 31, 2004, a decrease of $11.1 million, or 4.4%. Stockholders' equity increased to $46.6 million at June 30, 2005, from $20.0 million at December 31, 2004.

LOANS. Our primary lending activity is the origination of loans secured by real estate. We originate one- to four-family residential loans, commercial and multi-family real estate loans and construction loans. To a lesser extent, we originate commercial and consumer loans.

The following table sets forth the composition of our loan portfolio at the dates indicated.

(Dollars in thousands)                                              June 30, 2005                  December 31, 2004
                                                                Amount        Percent              Amount      Percent
                                                             ------------    ----------         -----------   ----------
Real estate-mortgage:
          One- to four-family residential                    $    125,435          72.1%        $   111,333         69.5%
          Multi-family                                             26,218          15.1              26,995         16.9
          Commercial                                                5,998           3.4               5,401          3.4
                                                             ------------    ----------         -----------   ----------
               Total real estate - mortgage loans                 157,651          90.6             143,729         89.8

Real estate - construction:
       Residential                                                  5,203           3.0               5,584          3.5
       Commercial                                                   1,106           0.6                  94          0.1
                                                             ------------    ----------         -----------   ----------
               Total real estate - construction loans               6,309           3.6               5,678          3.6

Consumer:
          Education and consumer                                    2,123           1.3               2,303          1.4
          Home equity                                               6,057           3.5               6,442          4.0
          Loans on savings accounts                                   393           0.2                 245          0.2
          Home improvement and other                                  572           0.3                 668          0.4
                                                             ------------    ----------         -----------   ----------
               Total consumer loans                                 9,145           5.3               9,658          6.0

Commercial:                                                           833           0.5                 948          0.6
                                                             ------------    ----------         -----------   ----------
                      Total loans                                 173,938         100.0%            160,013        100.0%
                                                             ------------    ==========         -----------   ==========
Premium on loan purchases                                             567                               595
Net deferred loan costs                                               379                               393
Discount on loan purchases                                           (178)                             (194)
Loans in process                                                   (4,290)                           (3,374)
Allowance for loan losses                                            (750)                             (725)
                                                             ------------                       -----------
               Loans, net                                    $    169,666                       $   156,708
                                                             ============                       ===========

Loans, net, increased $13.0 million or 8.3% to $169.7 million at June 30, 2005 compared to $156.7 million at December 31, 2004. The increase was primarily the result of the purchase of loans totaling $12.3 million of which $11.6 million were one- to four-family residential mortgages, the majority of which are located in Ohio, Michigan and Indiana.

NON-PERFORMING ASSETS. The following table provides information with respect to our nonperforming assets at the dates indicated.

                                                  June 30,         December 31,
(Dollars in thousands)                              2005               2004
--------------------------------------------------------------------------------
Nonaccrual loans:
    Real estate - mortgage loans                $      374         $      276
    Real estate - construction loans                     -                  -
    Commercial loans                                    31                  -
    Consumer loans                                      13                 29
                                                ----------         ----------
       Total                                           418                305

Accruing loans past due 90 days or more:
    Real estate - mortgage loans                         -                  2
    Real estate - construction loans                     -                  -
    Commercial loans                                     -                  -
    Consumer loans                                     104                 31
                                                ----------         ----------
       Total                                           104                 33
                                                ----------         ----------
       Total of nonaccrual and 90 days or
        more past due loans                            522                338
    Real estate owned                                    -                  -
                                                ----------         ----------
       Total nonperforming assets                      522                338

Troubled debt restructurings                             -                  -
                                                ----------         ----------

Troubled debt restructurings and total
    nonperforming loans                         $      522         $      338
                                                ==========         ==========

Total nonperforming loans to total loans              0.30%              0.21%
Total nonperforming loans to total assets             0.18               0.13
Total nonperforming assets to total assets            0.18               0.13

Nonperforming loans increased $184,000 to $522,000 at June 30, 2005 compared to $338,000 at December 31, 2004. The majority of the increase resulted from two residential mortgage loans that were placed in nonaccrual status due to delinquency and an increase in delinquent government-insured education loans.

SECURITIES. Our securities portfolio consists primarily of U.S. Government and agency securities, mortgage-backed securities, guaranteed REMIC pass-through certificates and corporate debt securities.

The following table sets forth the amortized cost and fair value of our securities available-for-sale portfolio at the dates indicated.

  (Dollars in thousands)                                 June 30, 2005               December 31, 2004
                                                   Amortized        Fair          Amortized        Fair
                                                     Cost           Value           Cost           Value
                                                -------------   ------------   -------------   ------------
  U.S. Government and agency securities          $   13,425      $   13,164     $   13,425      $   13,213
  Mortgage-backed securities                         24,419          24,539         26,626          26,780
  Guaranteed REMICs                                  43,892          43,467         44,013          43,703
  Corporate debt securities                           4,036           3,995          2,495           2,505
  Other debt securities                                  40              40             56              56
  Equity securities                                      49              49             50              50
                                                -------------   ------------   -------------   ------------
        Total securities available-for-sale      $   85,861      $   85,254     $   86,665      $   86,307
                                                =============   ============   =============   ============

The investment portfolio decreased $804,000 or 0.9% between December 31, 2004 and June 30, 2005 as paydowns on mortgage-backed securities and guaranteed REMICs, in addition to the maturity and sale of securities, exceeded purchases for the year.

DEPOSITS. Our deposit base is comprised of demand deposits, money market accounts, savings accounts and certificates of deposit.

The following table sets forth the balances of our deposit products at the dates indicated.

                                                         June 30, 2005                December 31, 2004
(Dollars in thousands)                              Amount            %           Amount              %
                                               ---------------    ----------  --------------     -----------
Noninterest-bearing demand deposits              $    3,623          2.8 %      $   3,626             2.7%
Interest-bearing demand deposits                     13,276         10.2           14,645            10.6
Savings accounts                                     34,198         26.2           35,681            26.0
Money market accounts                                 5,801          4.4            6,892             5.0
Certificates of deposit                              73,769         56.4           76,545            55.7
                                               ---------------    ----------  --------------     -----------
      Total deposits                             $  130,667        100.0 %      $ 137,389           100.0%
                                               ===============    ==========  ==============     ===========

Total deposits decreased to $130.7 million from $137.4 million during the six months ended June 30, 2005, a decline of $6.7 million or 4.9%.

BORROWINGS. We utilize borrowings from the Federal Home Loan Bank of Pittsburgh to supplement our supply of funds for loans and investments. The following sets forth information concerning our borrowings for the periods indicated.

                                                            Six Months Ended              Year Ended
(Dollars in thousands)                                          June 30,                 December 31,
                                                                  2005                       2004
                                                         ----------------------     -----------------------
FHLB ADVANCES
Maximum amount outstanding at any month end
   during the period                                         $  109,800                 $   160,969
Average amount outstanding during the period                    107,817                     146,269
Weighted average interest rate during the period                   3.63%                       4.01%
Balance outstanding at end of period                         $  105,193                 $   110,416
Weighted average interest rate at end of period                    3.68%                       3.63%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

OVERVIEW. We had net income of $293,000 for the three months ended June 30, 2005, compared to net income of $220,000 for the same period in 2004. The increase in net income was primarily the result of an increase in net interest income which was partially offset by a decrease in noninterest income and an increase in noninterest expense compared to the prior period.

                                                        Three Months Ended
(Dollars in thousands)                                      June 30,
                                                     2005               2004          % Change
                                               ------------------  ---------------- --------------
Net income                                         $  293              $  220            33.2%
Return on average assets                             0.41%               0.27%           51.9
Return on average equity                             2.66                4.05           (34.3)
Average equity to average assets                    15.28                6.77           125.7

NET INTEREST INCOME. Net interest income increased $542,000, or 47.1%, to $1.7 million for the three months ended June 30, 2005 from $1.2 million for the three months ended June 30, 2004. The change was driven by an increase of 68 basis points in the interest rate spread, primarily attributable to a balance sheet restructuring that occurred in November 2004, whereby $33.5 million of FHLB advances with a weighted-average cost of 5.43% were prepaid with proceeds from the sale of investment securities. As such, balances of interest-earning securities and interest-bearing borrowings decreased significantly in the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.

The following table summarizes changes in interest income and expense for the periods indicated.

                                                     Three Months Ended
(Dollars in thousands)                                    June 30,
                                                2005                    2004              % Change
                                       ---------------------   ---------------------  -----------------
Interest income:
 Loans                                        $ 2,443                 $ 2,292                6.6%
 Investment securities                            840                   1,157              (27.4)
 Other interest-earning assets                    154                      40              285.0
                                       ---------------------   ---------------------
  Total interest income                         3,437                   3,489               (1.5)

Interest expense:
 Interest-bearing demand deposits                  25                      16               56.3
 Savings accounts                                  86                      90               (4.4)
 Money market accounts                             19                      19                  -
 Certificates of deposit                          630                     675               (6.7)
                                       ---------------------   ---------------------
  Total interest-bearing deposits                 760                     800               (5.0)
 FHLB advances                                    984                   1,538              (36.0)
                                       ---------------------   ---------------------
  Total interest expense                        1,744                   2,338              (25.4)
                                       ---------------------   ---------------------
  Net interest income                         $ 1,693                 $ 1,151               47.1%
                                       =====================   =====================

The following table presents information regarding average balances of assets and liabilities, the total dollar amount of interest income and dividends from average interest-earning assets, the total dollar amount of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs are derived by annualizing income and expense balances and dividing by the average balances of assets or liabilities, respectively, for the periods indicated.

       (Dollars in thousands)                                       Three Months Ended June 30,
                                        -------------------------------------------------------------------------------------
                                                           2005                                       2004
                                        ------------------------------------------- -----------------------------------------
                                                            Interest                                  Interest
                                             Average           and       Yield/         Average         and        Yield/
                                             Balance        Dividends     Cost          Balance      Dividends      Cost
                                             -------        --------      ----          -------      ---------      ----
ASSETS:
Interest-earning assets:
     Loans, net (1)(2)                    $   168,191       $ 2,443       5.81%       $  158,381      $ 2,292       5.79%
     Investment securities (3)                 84,395           840       3.98           132,671        1,157       3.49
     Other interest-earning assets             20,718           154       2.97            14,220           40       1.13
                                          -----------       -------                   ----------      -------
       Total interest-earning assets          273,304         3,437       5.03           305,272        3,489       4.57

Noninterest-earning assets                     14,984                                     15,725
                                          -----------                                 ----------
       Total assets                       $   288,288                                 $  320,997
                                          ===========                                 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
     Interest-bearing demand deposits(4)       13,726            25       0.73            14,050           16       0.46
     Savings accounts                          34,606            86       0.99            36,461           90       0.99
     Money market accounts                      5,771            19       1.32             6,434           19       1.18
     Certificates of deposit                   74,291           630       3.39            79,624          675       3.39
                                          -----------       -------                   ----------      -------
       Total interest-bearing deposits        128,394           760       2.37           136,569          800       2.34

     FHLB advances                            106,278           984       3.70           156,206        1,538       3.94
                                          -----------       -------                   ----------      -------
       Total interest-bearing
        liabilities                           234,672         1,744       2.97           292,775        2,338       3.19

Noninterest-bearing liabilities                 9,573                                      6,487
                                          -----------                                 ----------
         Total liabilities                    244,245                                    299,262

Stockholders' equity                           44,043                                     21,735
                                          -----------                                 ----------
         Total liabilities and
          stockholders' equity            $   288,288                                 $  320,997
                                          ===========                                 ==========
Net interest income                                         $ 1,693                                   $ 1,151
                                                            =======                                   =======
Interest rate spread (5)                                                  2.06%                                     1.38%
Net interest margin (6)                                                   2.48                                      1.51
Average interest-earning assets to
  average interest-bearing liabilities                                  116.46%                                   104.27%

(1) Amount is net of deferred loan costs, loans in process and estimated allowance for loan losses.
(2)  Amount includes nonaccrual loans in average balances only.
(3) Amount does not include effect of unrealized (loss) gain on securities available-for-sale.
(4) The interest for the three months ended June 30, 2005 includes approximately $9,000 of interest on funds received for stock subscriptions related to the Company's initial public offering and therefore does not impact the average balance of interest-bearing demand deposits.
(5) Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income divided by average interest-earning assets.

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

                                                               THREE MONTHS ENDED JUNE 30, 2005
                                                                         COMPARED TO
(Dollars in thousands)                                         THREE MONTHS ENDED JUNE 30, 2004
                                             ---------------------------------------------------------------------
                                                                  INCREASE (DECREASE) DUE TO
                                                                                    RATE /
                                                     VOLUME             RATE        VOLUME              NET
                                             ----------------------  ----------  -------------    ----------------
INTEREST AND DIVIDEND INCOME:
     Loans                                       $    143            $     8       $     -          $     151
     Investment securities                           (421)               163           (59)              (317)
     Other interest-earning assets                     18                 66            30                114
                                                 --------            -------       -------          ---------
       Total interest-earning assets                 (260)               237           (29)               (52)

INTEREST EXPENSE:
     Deposits                                         (48)                 9            (1)               (40)
     FHLB advances                                   (491)               (93)           30               (554)
                                                 --------            -------       -------          ---------
       Total interest-bearing liabilities            (539)               (84)           29               (594)
                                                 --------            -------       -------          ---------
     CHANGE IN NET INTEREST INCOME               $    279            $   321       $   (58)         $     542
                                                 ========            =======       =======          =========

PROVISION FOR LOAN LOSSES. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

The following table summarizes the activity in the provision for loan losses for the periods indicated.

                                                               Three Months Ended
                                                                    June 30,
                                                        ------------------------------------
(Dollars in thousands)                                      2005                    2004
                                                        ------------------------------------
Allowance at the beginning of the period                $      725               $     738
Provision for loan losses                                       25                      59
Charge-offs                                                      -                       3
Recoveries                                                       -                       -
                                                        ------------             -----------
Net charge-offs                                                  -                       3
                                                        ------------             -----------
Allowance at the end of period                          $      750               $     794
                                                        ============             ===========

There was a provision for loan losses of $25,000 for the three months ended June 30, 2005 as compared to $59,000 for the three months ended June 30, 2004. Additionally, there were no charge-offs or recoveries in the current period as compared to $3,000 of charge-offs in the prior period.


NONINTEREST INCOME.  The following tables summarize noninterest income for the periods indicated.

                                                                Three Months Ended
(Dollars in thousands)                                               June 30,
                                                               2005            2004         % Change
                                                          -------------     ------------   ----------
Fees and service charges                                    $    97          $    99           (2.0)%
Insurance commissions                                           358              495          (27.7)
Income from bank-owned life insurance                            63               57           10.5
Net loss on sales of securities available-for-sale               (1)              (9)         (88.9)
Other                                                            10               13          (23.1)
                                                          -------------     ------------
  Total noninterest income                                  $   527          $   655          (19.5)%
                                                          =============     ============

Noninterest income decreased $128,000, or 19.5%, to $527,000 for the three months ended June 30, 2005, as compared to $655,000 for the three months ended June 30, 2004. The decrease was primarily from insurance commissions from Exchange Underwriters, the 80% owned subsidiary of the Bank, which received lower levels of contingency income from insurance carriers in the current period compared to the prior period. Contingency income is related to the profitability of our account to the insurer and timing of the receipt and amount of payments, if any, may fluctuate.

NONINTEREST EXPENSE. The following table summarizes noninterest expense for the periods indicated.

                                                                 Three Months Ended
(Dollars in thousands)                                                June 30,
                                                               2005             2004           % Change
                                                          -------------     ------------      ----------
Compensation and employee benefits                           $ 1,161          $   813            42.8%
Occupancy                                                        205              179            14.5
Federal insurance premiums                                        16                8           100.0
Data processing                                                   68               72            (5.6)
Advertising                                                       31               25            24.0
Professional services                                             53               18           194.4
Stationary, printing and supplies                                 28               31            (9.7)
Telephone                                                         12               17           (29.4)
Postage                                                           27               25             8.0
Correspondent bank fees                                           25               29           (13.8)
FHLB advance prepayment fee                                        -               27          (100.0)
All other                                                        183              172             6.4
                                                          -------------     ------------
  Total noninterest expense                                  $ 1,809          $ 1,416            27.8%
                                                          =============     ============

Noninterest expense increased $393,000, or 27.8%, for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004. The increase in compensation and benefits is related to the establishment of an ESOP in the current period and the recognition during the prior period of a $247,000 recovery from the termination of a post-retirement health plan. Additionally, the Company has experienced an increase in professional fees as a result of charges incurred with the transition to, and operation as, a publicly traded entity. These increases were partially offset by a decrease in the FHLB advance prepayment fee which was associated with the balance sheet restructuring that was previously addressed in "NET INTEREST INCOME."

INCOME TAXES. Income tax expense for the three months ended June 30, 2005 was $82,000 compared to income tax expense of $85,000 for the same period in 2004.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

OVERVIEW. We had net income of $519,000 for the six months ended June 30, 2005, compared to net income of $396,000 for the same period in 2004. The increase in net income was primarily the result of an increase in net interest income which was partially offset by a decrease in noninterest income and an increase in noninterest expense compared to the prior period.

                                                         Six Months Ended
(Dollars in thousands)                                       June 30,
                                                     2005                  2004            % Change
                                                 -------------         ------------       ----------
Net income                                          $  519               $  396             31.1%
Return on average assets                              0.37%                0.25%            48.0
Return on average equity                              3.22                 3.60            (10.6)
Average equity to average assets                     11.45                 6.80             68.3

NET INTEREST INCOME. Net interest income increased $674,000, or 27.8%, to $3.1 million for the six months ended June 30, 2005, as a result of increased net interest margins and net interest spreads that more than offset a decrease in average earning assets from the year ago period. The increased margins and spreads are due in large part to the restructuring of the balance sheet that took place in November, 2004 in which the prepayment of high rate FHLB advances was funded with the sale of investment securities.

The following table summarizes changes in interest income and expense for the periods indicated.

                                                             Six Months Ended
(Dollars in thousands)                                           June 30,
                                                         2005               2004       % Change
                                                      ----------         ----------   -----------
Interest income:
 Loans                                                 $ 4,706             $ 4,733         (0.6)%
 Investment securities                                   1,627               2,305        (29.4)
 Other interest-earning assets                             272                  95        186.3
                                                      ----------         ----------
  Total interest income                                  6,605               7,133         (7.4)

Interest expense:
 Interest-bearing demand deposits                           61                  33         84.8
 Savings accounts                                          171                 180         (5.0)
 Money market accounts                                      42                  37         13.5
 Certificates of deposit                                 1,272               1,378         (7.7)
                                                      ----------         ----------
  Total interest-bearing deposits                        1,546               1,628         (5.0)
 FHLB advances                                           1,959               3,079        (36.4)
                                                      ----------         ----------
  Total interest expense                                 3,505               4,707        (25.5)
                                                      ----------         ----------
  Net interest income                                  $ 3,100             $ 2,426         27.8%
                                                      ==========         ==========

The following table presents information regarding average balances of assets and liabilities, the total dollar amount of interest income and dividends from average interest-earning assets, the total dollar amount of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs are derived by annualizing income and expense balances and dividing by the average balances of assets or liabilities, respectively, for the periods indicated.

                                                                        Six Months Ended June 30,
                                        -------------------------------------------------------------------------------------
(Dollars in thousands)                                     2005                                       2004
                                        ------------------------------------------- -----------------------------------------
                                                            Interest                                  Interest
                                             Average           and       Yield/         Average         and        Yield/
                                             Balance        Dividends     Cost          Balance      Dividends      Cost
                                             -------        ---------     ----          -------      ---------      ----
ASSETS:
Interest-earning assets:
     Loans, net (1)(2)                       $  162,762       $ 4,706       5.78%       $  161,246      $ 4,733       5.87%
     Investment securities (3)                   84,410         1,627       3.85           131,304        2,305       3.51
     Other interest-earning assets               19,077           272       2.85            14,491           95       1.31
                                             ----------       -------                   ----------      -------
       Total interest-earning assets            266,249         6,605       4.96           307,041        7,133       4.65

Noninterest-earning assets                       15,341                                     16,133
                                             ----------                                 ----------
       Total assets                             281,590                                    323,174
                                             ==========                                 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
     Interest-bearing demand deposits(4)         13,831            61       0.88            13,994           33       0.47
     Savings accounts                            34,926           171       0.98            36,220          180       0.99
     Money market accounts                        6,090            42       1.38             6,460           37       1.15
     Certificates of deposit                     75,091         1,272       3.39            80,696        1,378       3.42
                                             ----------       -------                   ----------      -------
       Total interest-bearing deposits          129,938         1,546       2.38           137,370        1,628       2.37

     FHLB advances                              107,817         1,959       3.63           157,404        3,079       3.91
                                             ----------       -------                   ----------      -------
       Total interest-bearing
        liabilities                             237,755         3,505       2.95           294,774        4,707       3.19

Noninterest-bearing liabilities                  11,591                                      6,415
                                             ----------                                 ----------
         Total liabilities                      249,346                                    301,189

Stockholders' equity                             32,244                                     21,985
                                             ----------                                 ----------
         Total liabilities and
          stockholders' equity               $  281,590                                 $  323,174
                                             ==========                                 ==========

Net interest income                                           $ 3,100                                   $ 2,426
                                                              =======                                   =======
Interest rate spread (5)                                                    2.01%                                     1.46%
Net interest margin (6)                                                     2.33                                      1.58
Average interest-earning assets to
  average interest-bearing liabilities                                    111.98                                    104.16


(1) Amount is net of deferred loan costs, loans in process and estimated allowance for loan losses.
(2)  Amount includes nonaccrual loans in average balances only.
(3) Amount does not include effect of unrealized (loss) gain on securities available-for-sale.
(4) The interest for the six months ended June 30, 2005 includes approximately $29,000 of interest on funds received for stock subscriptions related to the Company's initial public offering and therefore does not impact the average balance of interest-bearing demand deposits.
(5) Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income divided by average interest-earning assets.

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

                                                                SIX MONTHS ENDED JUNE 30, 2005
                                                                         COMPARED TO
(Dollars in thousands)                                          SIX MONTHS ENDED JUNE 30, 2004
                                             ---------------------------------------------------------------------
                                                                  INCREASE (DECREASE) DUE TO
                                                                                    RATE /
                                                     VOLUME             RATE        VOLUME              NET
                                             ----------------------  ----------  -------------    ----------------
INTEREST AND DIVIDEND INCOME:
     Loans                                       $       45          $   (72)      $     -          $    (27)
     Investment securities                             (822)             224           (80)             (678)
     Other interest-earning assets                       30              112            35               177
                                                 ----------          -------       -------          --------
       Total interest-earning assets                   (747)             264           (45)             (528)

INTEREST EXPENSE:
     Deposits                                           (89)               7             -               (82)
     FHLB advances                                     (969)            (220)           69            (1,120)
                                                 ----------          -------       -------          --------
       Total interest-bearing liabilities            (1,058)            (213)           69            (1,202)
                                                 ----------          -------       -------          --------
     CHANGE IN NET INTEREST INCOME               $      311          $   477       $  (114)         $    674
                                                 ==========          =======       =======          ========

PROVISION FOR LOAN LOSSES. The following table summarizes the activity in the provision for loan losses for the periods indicated.

                                                                    Six Months Ended
                                                                         June 30,
(Dollars in thousands)                                       2005                     2004
                                                          -------------------------------------
Allowance at the beginning of the period                  $    725                   $    725
Provision for loan losses                                       25                         72
Charge-offs                                                      -                          3
Recoveries                                                       -                          -
                                                          --------                   --------
Net charge-offs                                                  -                          3
                                                          --------                   --------
Allowance at the end of period                            $    750                   $    794
                                                          ========                   ========

NONINTEREST INCOME. The following table summarizes noninterest income for the periods indicated.

                                                               Six Months Ended
                                                                    June 30,
(Dollars in thousands)                                         2005           2004         % Change
                                                           -----------     -----------    ------------
Fees and service charges                                     $    191       $    193          (1.0)%
Insurance commissions                                             852            861          (1.0)
Income from bank-owned life insurance                             125            116           7.8
Net (loss) gain on sales of securities available-for-sale          (1)            54        (101.9)
Other                                                              20             32         (37.5)
                                                            -----------    -----------
  Total noninterest income                                   $  1,187       $  1,256          (5.5)%
                                                            ===========    ===========

Noninterest income decreased $69,000, or 5.5% to $1.2 million for the six months ended June 30, 2005 as compared to $1.3 million for the six months ended June 30, 2004. The decrease was primarily from a decrease in net gains from security sales from $54,000 for the six months ended June 30, 2004 to a loss of $1,000 in the current period.

NONINTEREST EXPENSE. The following table summarizes noninterest expense for the periods indicated.

                                                                  Six Months Ended
                                                                      June 30,
(Dollars in thousands)                                         2005           2004          % Change
                                                           -----------     -----------    ------------
Compensation and employee benefits                          $  2,288        $   1,919         19.2%
Occupancy                                                        409              371         10.2
Federal insurance premiums                                        33               16        106.3
Data processing                                                  142              137          3.6
Advertising                                                       52               38         36.8
Professional services                                             83               35        137.1
Stationary, printing and supplies                                 52               60        (13.3)
Telephone                                                         32               36        (11.1)
Postage                                                           51               50          2.0
Correspondent bank fees                                           48               57        (15.8)
FHLB advance prepayment fee                                        -               27       (100.0)
All other                                                        354              328          7.9
                                                           -----------     -----------
  Total noninterest expense                                 $  3,544        $   3,074         15.3%
                                                           ===========     ===========

Noninterest expense increased $470,000, or 15.3%, for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The increase in compensation and benefits is attributed primarily to the recovery during the 2004 period of $247,000 from the termination of a post retirement health plan, the establishment of an ESOP and adjustments for annual evaluations of personnel. The increase between periods in professional services costs are a result of expenses incurred in preparation of becoming a publicly traded entity.

INCOME TAXES. Income tax expense for the six months ended June 30, 2005 was $160,000 compared to income tax expense of $106,000 for the same period in 2004. The increase in tax was the result of an increase in taxable income.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2005, cash and cash equivalents totaled $9.9 million. Securities classified as available-for-sale whose market value exceeds our cost, which provide additional sources of liquidity, totaled $24.5 million at June 30, 2005. Also, at June 30, 2005, we had the ability to borrow an additional total of approximately $83.2 million from the Federal Home Loan Bank of Pittsburgh. On June 30, 2005, we had $105.2 million of FHLB advances outstanding.

At June 30, 2005, we had $8.9 million of commitments to lend, which was comprised of $2.4 million of mortgage loan commitments, $4.3 million of loans in process, $1.8 million of unused home equity lines of credit and $386,000 of unused commercial lines of credit. Certificates of deposit due within one year of June 30, 2005 totaled $34.8 million, or 47.1% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers' hesitancy to invest their funds for long periods in the current interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. We believe, however, based on past experience, that a significant portion of our maturing certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

CAPITAL MANAGEMENT. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2005, we exceeded all of our regulatory capital requirements. We are considered "well capitalized" under regulatory guidelines.

We also manage our capital for maximum stockholder benefit. The capital from our recently completed stock offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. We may use capital management tools such as cash dividends and common share repurchases. However, under Office of Thrift Supervision regulations, we are not allowed to repurchase any shares during the first year following the offering, except under limited circumstances.

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

For the six months ended June 30, 2005, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

ITEM 3.  CONTROLS AND PROCEDURES

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not repurchase any of our common stock during the quarter ended June 30, 2005 and at June 30, 2005 we had no publicly announced repurchase plans or programs.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

         3.2      Bylaws of FedFirst Financial Corporation, as amended
         31.1 Rule 13a-14(a)/15d-14(a) Certification (President and Chief Executive Officer)
         31.2     Rule 13a-14(a)/15d-14(a) Certification (Chief Financial
                  Officer)
         32.1     Certification of Peter D. Griffith pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         32.2     Certification of Robert L. Breslow pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               FEDFIRST FINANCIAL CORPORATION
                               ------------------------------
                                       (Registrant)


Date: August 12, 2005          /s/ Peter D. Griffith
                               ------------------------------------------------
                               Peter D. Griffith
                               President and Chief Executive Officer


Date: August 12, 2005          /s/ Robert L. Breslow
                               ------------------------------------------------
                               Robert L. Breslow
                               Chief Financial Officer and Senior Vice President
                               (Principal Financial Officer and Chief Accounting
                                Officer)