Form 10QSB
period 2005-09-30
FedFirst Financial CORP
filed 2005-11-14
CIK 1308017

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

                For the quarterly period ended September 30, 2005
                                               ------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes |X| No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes [ ]   No |X|

As of November 10, 2005, there were 6,612,500 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (Check One):   Yes [ ]   No |X|



                                         FEDFIRST FINANCIAL CORPORATION

                                                   FORM 10-QSB

                                                      INDEX

                                                                                                             Page
                                                                                                             ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

              Consolidated Statements of Condition at September 30, 2005 (Unaudited)
              and December 31, 2004 ..........................................................................3

              Consolidated Statements of (Loss) Income for the Three and Nine Months Ended
              September 30, 2005 and 2004 (Unaudited).........................................................4

              Consolidated Statements of Changes in Stockholders' Equity and Comprehensive
              Income for the Nine Months Ended September 30, 2005 and 2004 (Unaudited)........................5

              Consolidated Statements of Cash Flows for the Nine Months Ended
              September 30, 2005 and 2004 (Unaudited).........................................................6

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

Item 6.       Exhibits........................................................................................22

Signatures



                                          PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                                         FEDFIRST FINANCIAL CORPORATION
                                                AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

----------------------------------------------------------------------------------------------------------------------------
                                                                                            SEPTEMBER 30,     DECEMBER 31,
(Dollars in thousands)                                                                         2005              2004
                                                                                            (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents:
    Cash and due from banks                                                               $         1,530   $         1,405
    Interest-earning deposits                                                                       7,858             5,310
                                                                                          ----------------- ----------------
        Total cash and cash equivalents                                                             9,388             6,715

Securities available-for-sale                                                                      81,594            86,307
Loans receivable, net                                                                             171,181           156,708
Federal Home Loan Bank stock, at cost                                                               5,529             6,388
Accrued interest receivable - loans                                                                   997             1,000
Accrued interest receivable - securities                                                              487               339
Premises and equipment, net                                                                         2,127             2,103
Bank-owned life insurance                                                                           6,903             6,536
Goodwill                                                                                            1,080             1,080
Other assets                                                                                          788             1,168
Deferred tax assets and tax credit carryforwards                                                    2,330             1,981
                                                                                          ----------------- ----------------

        Total assets                                                                      $       282,404   $       270,325
                                                                                          ================= ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
    Noninterest-bearing                                                                   $         3,281   $         3,626
    Interest-bearing                                                                              125,216           133,763
                                                                                          ----------------- ----------------

        Total deposits                                                                            128,497           137,389

Federal Home Loan Bank advances                                                                   105,307           110,416
Advance payments by borrowers for taxes and insurance                                                 282               763
Accrued interest payable - deposits                                                                   570               615
Accrued interest payable - borrowings                                                                 364               433
Other liabilities                                                                                   1,025               674
                                                                                          ----------------- ----------------

        Total liabilities                                                                         236,045           250,290

Minority interest in subsidiary                                                                        73                66

Stockholders' Equity:
    Preferred stock $.01 par value; 10,000,000 shares authorized; none issued                           -                 -
    Common stock $.01 par value; 20,000,000 shares authorized;
      2005 - 6,612,500 shares issued                                                                   66                 -
    Additional paid-in capital                                                                     28,656                 -
    Retained earnings - substantially restricted                                                   20,531            20,186
    Accumulated other comprehensive loss, net
      of deferred taxes of $(316) and $(140)                                                         (490)             (217)
    Unearned Employee Stock Ownership Plan shares (ESOP)                                           (2,477)                -
                                                                                          ----------------- ----------------

        Total stockholders' equity                                                                 46,286            19,969
                                                                                          ----------------- ----------------

        Total liabilities and stockholders' equity                                        $       282,404   $       270,325
                                                                                          ================= ================

----------------------------------------------------------------------------------------------------------------------------
                               See Notes to the Unaudited Consolidated Financial Statements


                                                   FEDFIRST FINANCIAL CORPORATION
                                                          AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF (LOSS) INCOME (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

                                                                             For the Three Months            For the Nine Months
                                                                             Ended September 30,             Ended September 30,
(Dollars in thousands, except per share data)                                2005            2004            2005           2004
------------------------------------------------------------------------------------------------------------------------------------
Interest income:
  Loans                                                                   $     2,474     $    2,291      $    7,180    $    7,024
  Investment securities                                                           857          1,093           2,484         3,398
  Other interest-earning assets                                                   110             47             382           142
                                                                          -----------     ----------      ----------    ----------

    Total interest income                                                       3,441          3,431          10,046        10,564

Interest expense:
  Deposits                                                                        785            797           2,331         2,425
  Federal Home Loan Bank advances                                                 982          1,507           2,941         4,586
                                                                          -----------     ----------      ----------    ----------

   Total interest expense                                                       1,767          2,304           5,272         7,011
                                                                          -----------     ----------      ----------    ----------

Net interest income                                                             1,674          1,127           4,774         3,553

Provision for loan losses                                                          25             72              50           144
                                                                          -----------     ----------      ----------    ----------

Net interest income after provision for loan losses                             1,649          1,055           4,724         3,409

Noninterest income:
  Fees and service charges                                                        138            131             329           324
  Insurance commissions                                                           331            329           1,183         1,190
  Income from bank-owned life insurance                                            67             57             192           173
  Net (loss) gain on sales of securities available-for-sale                         -             (3)             (1)           51
  Other                                                                             9             11              29            43
                                                                          -----------     ----------      ----------    ----------

  Total noninterest income                                                        545            525           1,732         1,781

Noninterest expense:
  Compensation and employee benefits                                            1,610          1,008           3,898         2,927
  Occupancy                                                                       210            179             619           550
  Federal insurance premiums                                                       21              7              54            23
  Data processing                                                                  62             67             204           204
  FHLB advance prepayment fee                                                       -              -               -            27
  Other                                                                           434            300           1,106           904
                                                                          -----------     ----------      ----------    ----------

  Total noninterest expense                                                     2,337          1,561           5,881         4,635

Minority interest in net income of consolidated subsidiary                          6             11              45            45
                                                                          -----------     ----------      ----------    ----------

(Loss) income before income tax (benefit) expense                                (149)             8             530           510

Income tax (benefit) expense                                                      (33)           (57)            127            49
                                                                          -----------     ----------      ----------    ----------

Net (loss) income                                                         $      (116)    $       65      $      403    $      461
                                                                          ===========     ==========      ==========    ==========

Earnings per share:
  Basic and diluted                                                       $     (0.02)           N/A             N/A           N/A
                                                                          ===========     ==========      ==========    ==========

Weighted-average shares outstanding:
  Basic and diluted                                                         6,361,930            N/A             N/A           N/A

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



                                                 FEDFIRST FINANCIAL CORPORATION
                                                         AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)
                                                     (Dollars in thousands)

                                                                            Accumulated
                                                    Additional                 Other        Unearned       Total
                                          Common     Paid-in    Retained    Comprehensive     ESOP     Stockholders'  Comprehensive
                                          Stock      Capital    Earnings    Income (Loss)    Shares       Equity          Income
------------------------------------------------------------------------------------------------------------------------------------

Balance at January 1, 2004              $     -     $     -    $21,136       $    28      $      -     $   21,164
   Comprehensive income
      Net income                              -           -        461             -             -            461      $    461
      Unrealized loss on securities
        available-for-sale, net of
        tax of $(94)                          -           -          -          (146)            -           (146)         (146)
      Reclassification adjustment,
        net of tax of $(33)                   -           -          -           (51)            -            (51)          (51)
      Dividends paid                          -           -        (68)            -             -            (68)            -
                                        -------     -------    --------       -------     ---------    -----------     ---------

         Total comprehensive income                                                                                    $    264
                                                                                                                       =========

Balance at September 30, 2004           $     -     $     -    $21,529       $  (169)     $      -     $   21,360
                                        =======     =======    ========      ========     =========    ==========

                                                                            Accumulated
                                                    Additional                 Other        Unearned       Total
                                          Common     Paid-in    Retained    Comprehensive     ESOP     Stockholders'  Comprehensive
                                          Stock      Capital    Earnings    Income (Loss)    Shares       Equity          Income
------------------------------------------------------------------------------------------------------------------------------------

Balance at January 1, 2005              $     -     $     -    $20,186       $  (217)     $      -     $   19,969
   Comprehensive income
      Net income                              -           -        403             -             -            403      $    403
      Unrealized loss on securities
        available- for-sale, net of
        tax of $(177)                         -           -          -          (274)            -           (274)         (274)
      Reclassification adjustment,
        net of tax of $1                      -           -          -             1             -              1             1
      Issuance of common stock(1)            63      26,080          -             -             -         26,143
      Issuance of common stock to
        establish ESOP                        3       2,589          -             -        (2,592)             -
      ESOP shares committed to be
        released                                        (13)                                   115            102
      Dividends paid                          -           -        (58)            -             -            (58)            -
                                        -------     -------    --------      --------     ---------    -----------     --------

         Total comprehensive income                                                                                    $    130
                                                                                                                       ========
Balance at September 30, 2005           $    66     $28,656    $ 20,531      $  (490)     $ (2,477)    $   46,286
                                        =======     =======    ========      ========     =========    ==========
------------------------------------------------------------------------------------------------------------------------------------

            (1)  Additional paid-in capital balance is net of stock issuance costs of approximately $1.1 million

                                See Notes to the Unaudited Consolidated Financial Statements



                                                  FEDFIRST FINANCIAL CORPORATION
                                                         AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                  For the Nine Months Ended
                                                                                                        September 30,
(Dollars in thousands)                                                                             2005               2004
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                                  $       403      $      461
     Adjustments to reconcile net income to net cash provided by operating activities:
         Minority interest in net income of consolidated subsidiary                                       45              45
         Provision for loan losses                                                                        50             144
         Depreciation                                                                                    251             216
         Net loss (gain) on sales of securities available-for-sale                                         1             (51)
         Net (amortization) accretion of security premiums and loan costs                                 (5)            284
         Amortization of investments in affordable housing projects                                      150             122
         Compensation expense on Employee Stock Ownership Plan (ESOP)                                    102               -
         (Increase) decrease in accrued interest receivable                                             (145)             41
         Increase in bank-owned life insurance                                                          (192)           (173)
         Increase in other assets                                                                        (58)         (1,167)
         Increase (decrease) in other liabilities                                                        314            (254)
                                                                                                 -----------      ----------

              Net cash provided by (used in) operating activities                                        916            (332)

CASH FLOWS FROM INVESTING ACTIVITIES
     Net loan (originations) repayments                                                                5,689           8,687
     Purchases of mortgage loans                                                                     (20,228)              -
     Proceeds from maturities of and principal repayments of securities available-for-sale            20,565          39,187
     Proceeds from sales of securities available-for-sale                                              3,251          34,299
     Purchases of securities available-for-sale                                                      (19,532)        (69,521)
     Purchases of premises and equipment                                                                (275)            (65)
     Decrease in Federal Home Loan Bank stock                                                            859             426
     Purchase of bank-owned life insurance                                                              (175)           (175)
                                                                                                 -----------      ----------

              Net cash (used in) provided by investing activities                                     (9,846)         12,838

CASH FLOWS FROM FINANCING ACTIVITIES
     Net decrease in FHLB advances                                                                    (5,109)        (10,508)
     Net decrease in deposits                                                                         (8,892)         (4,688)
     Increase (decrease) in advance payments by borrowers for taxes and insurance                       (481)            153
     Dividends paid                                                                                      (58)            (68)
     Proceeds from stock offering, net                                                                28,735               -
     Establishment of Employee Stock Ownership Plan (ESOP)                                            (2,592)              -
                                                                                                 -----------      ----------

              Net cash provided by (used in) financing activities                                     11,603         (15,111)
                                                                                                 -----------      ----------

Net increase (decrease) in cash and cash equivalents                                                   2,673          (2,605)

Cash and cash equivalents, beginning of period                                                         6,715           8,329
                                                                                                 -----------      ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                         $     9,388      $    5,724
                                                                                                 ===========      ==========

Supplemental cash flow information:
     Cash paid for:
       Interest on deposits, advances, and other borrowings                                      $     5,386      $    7,131
                                                                                                 ===========      ==========

       Income taxes                                                                              $       381      $       72
                                                                                                 ===========      ==========

------------------------------------------------------------------------------------------------------------------------------------
                                   See Notes to the Unaudited Consolidated Financial Statements

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION/NATURE OF OPERATIONS

The accompanying consolidated financial statements are unaudited and include the accounts of FedFirst Financial Corporation, a federally chartered holding company ("FedFirst Financial" or the "Company"), whose wholly owned subsidiaries are First Federal Savings Bank (the "Bank"), a federally chartered stock savings bank, and FedFirst Exchange Corporation ("FFEC"). FFEC has an 80% controlling interest in Exchange Underwriters, Inc. Exchange Underwriters, Inc. is a full-service, independent insurance agency that offers property and casualty, life, health, commercial liability, surety and other insurance products. The Company is a majority owned subsidiary of FedFirst Financial Mutual Holding Company ("FFMHC"), a federally chartered mutual holding company. FFMHC has had virtually no operations and assets other than an investment in the Company and is not included in these financial statements. All significant intercompany transactions have been eliminated.

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

The unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-QSB and, therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary to make the consolidated financial statements not misleading have been included. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. Certain items previously reported have been reclassified to conform with the current reporting period's format. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payments ("FAS 123R"). FAS 123R is a revision of the FASB Statement No. 123, Accounting for Stock-Based Compensation. FAS 123R supersedes APB Opinion No 25, Accounting for Stock Issued to Employees, and any related implementation guidance. FAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. FAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FAS 123R is effective as of the beginning of the annual reporting period that begins after

June 15, 2005. FAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. This statement has no immediate impact on the Company as there are no stock based compensation plans in place at September 30, 2005.

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

                                                              THREE MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
(Dollars in thousands, except per share data)                     2005
                                                             -------------

Net loss                                                     $      (116)

WEIGHTED-AVERAGE SHARES OUTSTANDING:
     Basic                                                     6,361,930
     Effect of dilutive stock options and restrictive
          stock awards                                                 -
                                                             -----------
     Diluted                                                   6,361,930

EARNINGS PER SHARE:
     Basic                                                   $     (0.02)
     Diluted                                                 $     (0.02)

Earnings per common share data is not presented for the nine months ended September 30, 2005 and for the three months and nine months ended September 30, 2004 as the Company had no publicly held shares outstanding prior to the Company's initial public offering on April 6, 2005. Per share data for the three months ended September 30, 2005 are calculated by utilizing net income and the weighted-average common shares outstanding in the period during which shares were trading on the Nasdaq SmallCap Market, which began on April 7, 2005.

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

BALANCE SHEET ANALYSIS

OVERVIEW. Total assets at September 30, 2005 were $282.4 million, an increase of $12.1 million, or 4.5%, from total assets of $270.3 million at December 31, 2004. Total liabilities at September 30, 2005 were $236.0 million, compared to $250.3 million at December 31, 2004, a decrease of $14.2 million, or 5.7%. Stockholders' equity increased to $46.3 million at September 30, 2005, from $20.0 million at December 31, 2004.

LOANS. Our primary lending activity is the origination of loans secured by real estate. We originate one- to four-family residential loans, multi-family and commercial real estate loans and construction loans. To a lesser extent, we originate consumer and commercial loans.

The following table sets forth the composition of our loan portfolio at the dates indicated.

(Dollars in thousands)                                            September 30, 2005               December 31, 2004
                                                                Amount          Percent           Amount        Percent
                                                            ---------------  ---------------   -------------- ------------
Real estate - mortgage:
          One- to four-family residential                   $     131,059           75.0%       $    111,333       69.5%
          Multi-family                                             24,370           13.9              26,995       16.9
          Commercial                                                4,173            2.4               5,401        3.4
                                                            -------------        -----------    ------------    ----------
               Total real estate - mortgage loans                 159,602           91.3             143,729       89.8

Real estate - construction:
       Residential                                                  4,412            2.5               5,584        3.5
       Commercial                                                   1,000            0.6                  94        0.1
                                                            -------------        -----------    ------------    ----------
               Total real estate - construction loans               5,412            3.1               5,678        3.6

Consumer:
          Education and consumer                                    2,061            1.2               2,303        1.4
          Home equity                                               6,029            3.5               6,442        4.0
          Loans on savings accounts                                   427            0.2                 245        0.2
          Home improvement and other                                  513            0.3                 668        0.4
                                                            -------------        -----------    ------------    ----------
               Total consumer loans                                 9,030            5.2               9,658        6.0

Commercial:                                                           820            0.4                 948        0.6
                                                            -------------        -----------    ------------    ----------

                      Total loans                                 174,864          100.0%            160,013      100.0%
                                                            -------------        ===========    ------------    ==========

Premium on loan purchases                                             573                                595
Net deferred loan costs                                               373                                393
Discount on loan purchases                                           (168)                              (194)
Loans in process                                                   (3,686)                            (3,374)
Allowance for loan losses                                            (775)                              (725)
                                                            -------------                       ------------

               Loans, net                                   $     171,181                       $    156,708
                                                            =============                       ============

Loans, net, increased $14.5 million, or 9.2%, to $171.2 million at September 30, 2005 compared to $156.7 million at December 31, 2004. The increase was primarily the result of purchases of loans totaling $20.2 million, of which $19.5 million were one- to four-family residential mortgages. The majority of purchased loans are secured by properties located in Ohio, Michigan and Indiana. These purchases were primarily funded using a portion of the proceeds from the public offering.

NON-PERFORMING ASSETS. The following table provides information with respect to our nonperforming assets at the dates indicated.


                                                      September 30,        December 31,
(Dollars in thousands)                                     2005                2004
                                                     -----------------    ---------------
Nonaccrual loans:
    Real estate - mortgage loans                       $      723           $      276
    Real estate - construction loans                            -                    -
    Consumer loans                                             38                   29
    Commercial loans                                            -                    -
                                                       ----------           ----------
       Total                                                  761                  305

Accruing loans past due 90 days or more:
    Real estate - mortgage loans                                -                    2
    Real estate - construction loans                            -                    -
    Consumer loans                                              3                   31
    Commercial loans                                            -                    -
                                                      -----------           ----------
       Total                                                    3                   33
                                                      -----------           ----------
       Total of nonaccrual and 90 days or
       more past due loans                                    764                  338
    Real estate owned                                           -                    -
                                                      -----------           ----------
       Total nonperforming assets                             764                  338

Troubled debt restructurings                                    -                    -
                                                      -----------           ----------

Troubled debt restructurings and total
    nonperforming loans                               $       764           $      338
                                                      ===========           ==========

Total nonperforming loans to total loans                     0.44%                0.21%

Total nonperforming loans to total assets                    0.27                 0.13

Total nonperforming assets to total assets                   0.27                 0.13

Nonperforming loans increased $426,000 to $764,000 at September 30, 2005 compared to $338,000 at December 31, 2004. The majority of the increase resulted from two residential mortgage loans that were placed in nonaccrual status due to delinquency and an increase in delinquent government-insured education loans.

SECURITIES. Our securities portfolio consists primarily of U.S. Government and agency securities, mortgage-backed securities, guaranteed REMIC pass-through certificates and corporate debt securities.

The following table sets forth the amortized cost and fair value of our securities available-for-sale portfolio at the dates indicated.

(Dollars in thousands)                              September 30, 2005               December 31, 2004
                                              ------------------------------- ------------------------------
                                                 Amortized           Fair        Amortized         Fair
                                                    Cost            Value           Cost          Value
                                              ----------------   -------------  -------------  -------------
U.S. Government and agency securities           $      13,425     $    13,084    $    13,425    $    13,213
Mortgage-backed securities                             25,139          25,277         26,626         26,780
Guaranteed REMICs                                      39,727          39,176         44,013         43,703
Corporate debt securities                               4,028           3,976          2,495          2,505
Other debt securities                                      32              32             56             56
Equity securities                                          49              49             50             50
                                              ----------------   -------------  -------------  -------------
      Total securities available-for-sale       $      82,400     $    81,594    $    86,665    $    86,307
                                              ================   =============  =============  =============

The investment portfolio decreased $4.3 million, or 4.9%, between December 31, 2004 and September 30, 2005 as paydowns on mortgage-backed securities and guaranteed REMICs, in addition to the maturity or sale of securities, exceeded purchases for the year to date.

DEPOSITS. Our deposit base is comprised of demand deposits, money market accounts, savings accounts and certificates of deposit.

The following table sets forth the balances of our deposit products at the dates indicated.

(Dollars in thousands)                              September 30, 2005             December 31, 2004
                                               -----------------------------  -----------------------------
                                                    Amount           %            Amount            %
                                               ---------------- ------------  ---------------  ------------
Noninterest-bearing demand deposits             $       3,281         2.6%       $   3,626           2.6%
Interest-bearing demand deposits                       13,718        10.7           14,645          10.7
Savings accounts                                       32,418        25.2           35,681          26.0
Money market accounts                                   5,589         4.3            6,892           5.0
Certificates of deposit                                73,491        57.2           76,545          55.7
                                               ---------------- ------------  ---------------  ------------
      Total deposits                            $     128,497       100.0%       $ 137,389         100.0%
                                               ================ ============  ===============  ============

Total deposits decreased to $128.5 million from $137.4 million during the nine months ended September 30, 2005, a decline of $8.9 million or 6.5%. The decrease is a result of the shrinking population of our market area and increased competition from credit unions and other financial institutions.

BORROWINGS. We utilize borrowings from the Federal Home Loan Bank of Pittsburgh as a supplemental source of funds for loans and investments. The following table sets forth information concerning our borrowings for the periods indicated.

                                                            Nine Months Ended             Year Ended
                                                               September 30,              December 31,
(Dollars in thousands)                                            2005                       2004
                                                        -----------------------   ---------------------------
FHLB ADVANCES
Maximum amount outstanding at any month end
   during the period                                        $   109,800               $    160,969
Average amount outstanding during the period                    106,809                    146,269
Weighted average interest rate during the period                   3.67%                      4.01%
Balance outstanding at end of period                        $   105,307               $    110,416
Weighted average interest rate at end of period                    3.71%                      3.63%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

OVERVIEW. We had a net loss of $116,000 for the three months ended September 30, 2005, compared to net income of $65,000 for the same period in 2004. The decrease in net income was primarily the result of increases in noninterest expense that offset an increase in net interest income.

                                                       Three Months Ended
(Dollars in thousands)                                    September 30,
                                               ------------------------------------
                                                     2005               2004          % Change
                                               ------------------  ---------------- --------------
Net (loss) income                                 $   (116)            $   65          (278.5)%
Return on average assets                             (0.16)%             0.08%         (300.0)
Return on average equity                             (0.98)              1.28          (177.0)
Average equity to average assets                     16.57               6.54           153.4

NET INTEREST INCOME. Net interest income increased $547,000, or 48.5%, to $1.7 million for the three months ended September 30, 2005 from $1.1 million for the three months ended September 30, 2004. The change was driven by an increase of 70 basis points in the interest rate spread, primarily attributable to a balance sheet restructuring that occurred in November 2004, whereby $33.5 million of FHLB advances with a weighted-average cost of 5.43% were prepaid with proceeds from the sale of investment securities. As a result of this restructuring, balances of interest-earning securities and interest-bearing borrowings decreased significantly in the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

The following table summarizes changes in interest income and expense for the periods indicated.

                                                     Three Months Ended
(Dollars in thousands)                                 September 30,
                                        ---------------------------------------------
                                                2005                    2004              % Change
                                        ---------------------   --------------------- -----------------
Interest income:
 Loans                                        $ 2,474                $  2,291                8.0%
 Investment securities                            857                   1,093              (21.6)
 Other interest-earning assets                    110                      47              134.0
                                        ---------------------   ---------------------
  Total interest income                         3,441                   3,431                0.3

Interest expense:
 Interest-bearing demand deposits                  16                      17               (5.9)
 Savings accounts                                  84                      91               (7.7)
 Money market accounts                             19                      19                  -
 Certificates of deposit                          666                     670               (0.6)
                                        ---------------------   ---------------------
  Total interest-bearing deposits                 785                     797               (1.5)
 FHLB advances                                    982                   1,507              (34.8)
                                        ---------------------   ---------------------
  Total interest expense                        1,767                   2,304              (23.3)
                                        ---------------------   ---------------------

  Net interest income                         $ 1,674                $  1,127               48.5%
                                        ---------------------   ---------------------

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

       (Dollars in thousands)                                     Three Months Ended September 30,
                                        -------------------------------------------------------------------------------------
                                                           2005                                       2004
                                        ------------------------------------------- -----------------------------------------
                                                            Interest                                 Interest
                                             Average           and       Yield/         Average         and        Yield/
                                             Balance        Dividends     Cost          Balance      Dividends      Cost
                                             -------        ---------     ----          -------      ---------      ----
ASSETS:
Interest-earning assets:
     Loans, net(1)(2)                        $ 169,638      $  2,474      5.83%         $ 156,960     $  2,291      5.84%
     Investment securities(3)                   85,062           857      4.03            125,745        1,093      3.48
     Other interest-earning assets              13,855           110      3.18             14,652           47      1.28
                                             ---------      --------                    ---------     --------
       Total interest-earning assets           268,555         3,441      5.13            297,357        3,431      4.62

Noninterest-earning assets                      15,990                                     13,895
                                             ---------                                  ---------
       Total assets                          $ 284,545                                  $ 311,252
                                             =========                                  =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
     Interest-bearing demand deposits           13,649            16      0.47             14,272           17      0.48
     Savings accounts                           33,237            84      1.01             36,321           91      1.00
     Money market accounts                       5,695            19      1.33              6,341           19      1.20
     Certificates of deposit                    73,618           666      3.62             78,192          670      3.43
                                             ---------      --------                    ---------     --------
       Total interest-bearing deposits         126,199           785      2.49            135,126          797      2.36

     FHLB advances                             104,821           982      3.75            148,683        1,507      4.05
                                             ---------      --------                    ---------     --------
       Total interest-bearing liabilities      231,020         1,767      3.06            283,809        2,304      3.25

Noninterest-bearing liabilities                  6,379                                      7,101
                                             ---------                                  ---------
         Total liabilities                     237,399                                    290,910

Stockholders' equity                            47,146                                     20,342
                                            ----------                                  ---------
         Total liabilities and
          stockholders' equity              $  284,545                                  $ 311,252
                                            ==========                                  =========

Net interest income                                         $  1,674                                  $  1,127
                                                            ========                                  ========
Interest rate spread(4)                                                   2.07%                                     1.37%
Net interest margin(5)                                                    2.49                                      1.52
Average interest-earning assets to
  average interest-bearing liabilities                                  116.25%                                   104.77%

-------------------------
(1) Amount is net of deferred loan costs, loans in process and estimated allowance for loan losses.
(2)  Amount includes nonaccrual loans in average balances only.
(3) Amount does not include effect of unrealized (loss) gain on securities available-for-sale.
(4) Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average interest-earning assets.

RATE/VOLUME ANALYSIS. The following table sets forth the effects of changing rates and volumes on our net interest income. The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The net column represents the sum of prior changes.

                                                            Three Months Ended September 30, 2005
                                                                         Compared to
(Dollars in thousands)                                      Three Months Ended September 30, 2004
                                             ---------------------------------------------------------------------
                                                                  Increase (Decrease) Due to
                                                                                    Rate /
                                                     Volume             Rate        Volume             Net
                                             ----------------------  ----------  -------------    ----------------
INTEREST AND DIVIDEND INCOME:
     Loans                                       $     186           $     (3)     $     -          $   183
     Investment securities                            (353)               173          (56)            (236)
     Other interest-earning assets                      (3)                70           (4)              63
                                                 ---------           --------      -------          -------
       Total interest-earning assets                  (170)               240          (60)              10

INTEREST EXPENSE:
     Deposits                                          (53)                44           (3)             (12)
     FHLB advances                                    (445)              (113)          33             (525)
                                                 ---------           --------      -------          -------
       Total interest-bearing liabilities             (498)               (69)          30             (537)
                                                 ---------           --------      -------          -------
     CHANGE IN NET INTEREST INCOME               $     328           $    309      $   (90)         $   547
                                                 =========           ========      =======          =======

PROVISION FOR LOAN LOSSES. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is recorded.

The following table summarizes the activity in the provision for loan losses for the periods indicated.

                                                                 Three Months Ended
(Dollars in thousands)                                              September 30,
                                                      ------------------------------------------
                                                            2005                    2004
                                                      ------------------     -------------------
Allowance at the beginning of the period                     $ 750                   $ 794
Provision for loan losses                                       25                      72
Charge-offs                                                      -                     141
Recoveries                                                       -                       -
                                                      ------------------     -------------------
Net charge-offs                                                  -                     141
                                                      ------------------     -------------------
Allowance at the end of period                               $ 775                   $ 725
                                                      ==================     ===================

There was a provision for loan losses of $25,000 for the three months ended September 30, 2005 as compared to $72,000 for the three months ended September 30, 2004. During the 2004 period sufficient provisions were made to maintain an adequate allowance, after net charge-offs, for probable losses remaining in the loan portfolio. There were no charge-offs or recoveries in the current period as compared to $141,000 of charge-offs in the prior period.

NONINTEREST INCOME. The following table summarizes noninterest income for the periods indicated.

                                                                Three Months Ended
(Dollars in thousands)                                            September 30,
                                                          -------------------------------
                                                               2005            2004           % Change
                                                          ---------------- -------------- -----------------
Fees and service charges                                      $     138      $    131            5.3%
Insurance commissions                                               331           329            0.6
Income from bank-owned life insurance                                67            57           17.5
Net loss on sales of securities available-for-sale                    -            (3)         100.0
Other                                                                 9            11          (18.2)
                                                          ---------------- --------------
  Total noninterest income                                    $     545      $    525            3.8%
                                                          ================ ==============

Noninterest income increased $20,000, or 3.8%, to $545,000 for the three months ended September 30, 2005, as compared to $525,000 for the three months ended September 30, 2004. The increase was derived primarily from income from bank-owned life insurance and fees and service charges.

NONINTEREST EXPENSE. The following table summarizes noninterest expense for the periods indicated.

                                                                 Three Months Ended
(Dollars in thousands)                                             September 30,
                                                          ---------------------------------
                                                               2005             2004           % Change
                                                          ---------------- ----------------  --------------
Compensation and employee benefits                          $  1,610        $   1,008             59.7%
Occupancy                                                        210              179             17.3
Federal insurance premiums                                        21                7            200.0
Data processing                                                   62               67             (7.5)
Advertising                                                       38               17            123.5
Professional services                                            128               17            652.9
Stationary, printing and supplies                                 30               28              7.1
Telephone                                                         11               17            (35.3)
Postage                                                           22               20             10.0
Correspondent bank fees                                           24               26             (7.7)
All other                                                        181              175              3.4
                                                          --------------   --------------
  Total noninterest expense                                 $  2,337        $   1,561             49.7%
                                                          ==============   ==============

Noninterest expense increased $776,000, or 49.7%, for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004. The increase primarily resulted from one-time compensation and benefit expenses of $410,000 recorded in connection with the retirement agreement entered into during the quarter with our former President and CEO. In addition, $52,000 of expense related to the ESOP established in the current year and incremental adjustments from annual evaluations and retention of new personnel contributed to the increase. Also, the Company has experienced increases in professional fees as a result of charges incurred with the transition to, and operation as, a publicly traded entity and the marketing of our new on-line banking product, which was introduced in mid-October 2005.

INCOME TAXES. Income tax benefit for the three months ended September 30, 2005 was $33,000 compared to a benefit of $57,000 for the same period in 2004.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

OVERVIEW. We had net income of $403,000 for the nine months ended September 30, 2005, compared to net income of $461,000 for the same period in 2004. The decrease in net income was primarily the result of increases in noninterest expense and income tax which was partially offset by an increase in net interest income compared to the prior period.

                                                         Nine Months Ended
(Dollars in thousands)                                     September 30,
                                               --------------------------------------
                                                     2005                2004             % Change
                                               ------------------  ------------------ -----------------
Net income                                         $   403             $   461             (12.6)%
Return on average assets                              0.19%               0.19%                -
Return on average equity                              1.44                2.81             (48.8)
Average equity to average assets                     13.19                6.85              92.6

NET INTEREST INCOME. Net interest income increased $1.2 million, or 34.4%, to $4.8 million for the nine months ended September 30, 2005, as a result of increased net interest margins and net interest spreads that more than offset a decrease in average earning assets from the prior period. The increased margins and spreads are due in large part to the restructuring of the balance sheet that took place in November, 2004 in which the prepayment of high rate FHLB advances was funded with the sale of investment securities.

The following table summarizes changes in interest income and expense for the periods indicated.

                                                            Nine Months Ended
(Dollars in thousands)                                        September 30,
------------------------------------------------------------------------------------------
                                                         2005                 2004            % Change
                                                 --------------------- ------------------- ----------------
Interest income:
 Loans                                                 $ 7,180              $  7,024              2.2%
 Investment securities                                   2,484                 3,398            (26.9)
 Other interest-earning assets                             382                   142            169.0
                                                 --------------------- -------------------
  Total interest income                                 10,046                10,564             (4.9)

Interest expense:
 Interest-bearing demand deposits                           78                    50             56.0
 Savings accounts                                          255                   271             (5.9)
 Money market accounts                                      61                    56              8.9
 Certificates of deposit                                 1,937                 2,048             (5.4)
                                                 --------------------- -------------------
  Total interest-bearing deposits                        2,331                 2,425             (3.9)
 FHLB advances                                           2,941                 4,586            (35.9)
                                                 --------------------- -------------------
  Total interest expense                                 5,272                 7,011            (24.8)
                                                 --------------------- -------------------

  Net interest income                                  $ 4,774              $  3,553             34.4
                                                 ===================== ===================

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

       (Dollars in thousands)                                     Nine Months Ended September 30,
                                        -------------------------------------------------------------------------------------
                                                           2005                                       2004
                                        ------------------------------------------- -----------------------------------------
                                                            Interest                                 Interest
                                             Average           and       Yield/         Average         and        Yield/
                                             Balance        Dividends     Cost          Balance      Dividends      Cost
                                             -------        ---------     ----          -------      ---------      ----
ASSETS:
Interest-earning assets:
     Loans, net(1)(2)                        $ 165,081      $ 7,180       5.80%         $ 159,807     $ 7,024         5.86%
     Investment securities(3)                   84,630        2,484       3.91            129,438       3,398         3.50
     Other interest-earning assets              17,318          382       2.94             14,545         142         1.30
                                             ---------      -------                     ---------     -------
       Total interest-earning assets           267,029       10,046       5.02            303,790      10,564         4.64

Noninterest-earning assets                      15,559                                     15,851
                                             ---------                                  ---------
       Total assets                            282,588                                    319,641
                                             =========                                  =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
     Interest-bearing demand deposits(4)        13,770           78       0.76             14,088          50         0.47
     Savings accounts                           34,357          255       0.99             36,254         271         1.00
     Money market accounts                       5,957           61       1.37              6,420          56         1.16
     Certificates of deposit                    74,594        1,937       3.46             79,855       2,048         3.42
                                             ---------      -------                     ---------     -------
       Total interest-bearing deposits         128,678        2,331       2.42            136,617       2,425         2.37

     FHLB advances                             106,809        2,941       3.67            154,476       4,586         3.96
                                             ---------      -------                     ---------     -------
       Total interest-bearing liabilities      235,487        5,272       2.99            291,093       7,011         3.21

Noninterest-bearing liabilities                  9,837                                      6,646
                                            ----------                                  ---------
         Total liabilities                     245,324                                    297,739

Stockholders' equity                            37,264                                     21,902
                                            ----------                                  ---------
         Total liabilities and
         stockholders' equity               $  282,588                                  $ 319,641
                                            ==========                                  =========

Net interest income                                         $ 4,774                                   $ 3,553
                                                            =======                                   =======
Interest rate spread(5)                                                   2.03%                                       1.43%
Net interest margin(6)                                                    2.38                                        1.56
Average interest-earning assets to
  average interest-bearing liabilities                                  113.39                                      104.36

-------------------------
(1) Amount is net of deferred loan costs, loans in process and estimated allowance for loan losses.
(2)  Amount includes nonaccrual loans in average balances only.
(3) Amount does not include effect of unrealized (loss) gain on securities available-for-sale.
(4) The interest for the nine months ended September 30, 2005 includes approximately $29,000 of interest on funds received for stock subscriptions related to the Company's initial public offering and therefore does not impact the average balance of interest-bearing demand deposits.
(5) Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(6) Net interest margin represents net interest income divided by average interest-earning assets.

RATE/VOLUME ANALYSIS. The following table sets forth the effects of changing rates and volumes on our net interest income. The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The net column represents the sum of prior changes.

                                                              Nine Months Ended September 30, 2005
                                                                           Compared to
(Dollars in thousands)                                        Nine Months Ended September 30, 2004
                                                   ------------------------------------------------------------
                                                                  INCREASE (DECREASE) DUE TO
                                                                                    RATE /
                                                     VOLUME             RATE        VOLUME              NET
                                             ----------------------  ----------- -------------    ----------------
INTEREST AND DIVIDEND INCOME:
     Loans                                        $       231         $     (73)   $    (2)         $     156
     Investment securities                             (1,175)              399       (138)              (914)
     Other interest-earning assets                         27               179         34                240
                                             ----------------------  ----------- -------------    ----------------
       Total interest-earning assets                     (917)              505       (106)              (518)

INTEREST EXPENSE:
     Deposits                                            (142)               51         (3)               (94)
     FHLB advances                                     (1,415)             (335)       105             (1,645)
                                             ----------------------  ----------- -------------    ----------------
       Total interest-bearing liabilities              (1,557)             (284)       102             (1,739)
                                             ----------------------  ----------- -------------    ----------------
     CHANGE IN NET INTEREST INCOME                $       640         $     789    $  (208)         $   1,221
                                             ======================  =========== =============    ================

PROVISION FOR LOAN LOSSES. The following table summarizes the activity in the provision for loan losses for the periods indicated.

                                                                   Nine Months Ended
(Dollars in thousands)                                               September 30,
                                                      ---------------------------------------------
                                                             2005                    2004
                                                      --------------------   ----------------------
Allowance at the beginning of the period                      $  725                   $  725
Provision for loan losses                                         50                      144
Charge-offs                                                        -                      144
Recoveries                                                         -                        -
                                                      --------------------   ----------------------
Net charge-offs                                                    -                      144
                                                      --------------------   ----------------------
Allowance at the end of period                                $  775                   $  725
                                                      ====================   ======================

We provided $50,000 for loan losses for the nine months ended September 30, 2005 to increase the allowance to reflect the growth and change in composition in the loan portfolio balances during the period. During the comparable period in 2004, $144,000 was provided to maintain the allowance at sufficient levels after net charge-offs.

NONINTEREST INCOME. The following table summarizes noninterest income for the periods indicated.

                                                                 Nine Months Ended
(Dollars in thousands)                                             September 30,
                                                          ---------------------------------
                                                               2005             2004            % Change
                                                          ---------------- ----------------  ----------------
Fees and service charges                                    $       329      $      324             1.5%
Insurance commissions                                             1,183           1,190            (0.6)
Income from bank-owned life insurance                               192             173            11.0
Net (loss) gain on sales of securities available-for-sale            (1)             51          (102.0)
Other                                                                29              43           (32.6)
                                                          ---------------- ----------------
  Total noninterest income                                  $     1,732      $    1,781            (2.8)
                                                          ================ ================

Noninterest income decreased $49,000, or 2.8%, to $1.7 million for the nine months ended September 30, 2005 as compared to $1.8 million for the nine months ended September 30, 2004. The decrease was primarily from a decrease in net gains from security sales from $51,000 for the nine months ended September 30, 2004 to a loss of $1,000 in the current period.

NONINTEREST EXPENSE. The following table summarizes noninterest expense for the periods indicated.

                                                                 Nine Months Ended
(Dollars in thousands)                                             September 30,
                                                          ---------------------------------
                                                               2005             2004           % Change
                                                          ---------------- ----------------  --------------
Compensation and employee benefits                             $  3,898         $  2,927           33.2%
Occupancy                                                           619              550           12.5
Federal insurance premiums                                           54               23          134.8
Data processing                                                     204              204              -
Advertising                                                          90               55           63.6
Professional services                                               211               52          305.8
Stationary, printing and supplies                                    82               88           (6.8)
Telephone                                                            43               53          (18.9)
Postage                                                              73               70            4.3
Correspondent bank fees                                              72               83          (13.3)
FHLB advance prepayment fee                                           -               27         (100.0)
All other                                                           535              503            6.4
                                                          ---------------- ----------------
  Total noninterest expense                                    $  5,881         $  4,635           26.9%
                                                          ================ ================

Noninterest expense increased $1.2 million, or 26.9%, for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. In addition to the expenses related to the retirement agreement entered into with the former President and Chief Executive Officer, the increase in compensation and benefits is attributed primarily to the establishment of an ESOP this year, adjustments for annual evaluations of personnel and to the recovery during the 2004 period of $247,000 from the termination of a post-retirement health plan. The increase between periods in professional services costs are a result of expenses incurred in preparation of becoming, and operation as, a publicly traded entity.

INCOME TAXES. Income tax expense for the nine months ended September 30, 2005 was $127,000 compared to income tax expense of $49,000 for the same period in 2004. The increase in tax was the result of an increase in taxable income.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2005, cash and cash equivalents totaled $9.4 million. Securities classified as available-for-sale whose market value exceeds cost, which provide additional sources of liquidity, totaled $25.3 million at September 30, 2005. Also, at September 30, 2005, we had the ability to borrow an additional total of approximately $87.0 million from the Federal Home Loan Bank of Pittsburgh. On September 30, 2005, we had $105.3 million of FHLB advances outstanding.

At September 30, 2005, we had $8.6 million of commitments to lend, which was comprised of $2.9 million of mortgage loan commitments, $3.7 million of loans in process, $1.6 million of unused home equity lines of credit and $403,000 of unused commercial lines of credit. Certificates of deposit due within one year of September 30, 2005 totaled $33.4 million, or 45.4% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers' hesitancy to invest their funds for long periods in the current interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. We believe, however, based on past experience, that a significant portion of our maturing certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

CAPITAL MANAGEMENT. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2005, we exceeded all of our regulatory capital requirements. We are considered "well capitalized" under regulatory guidelines.

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

For the nine months ended September 30, 2005, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not repurchase any of our common stock during the quarter ended September 30, 2005 and at September 30, 2005 we had no publicly announced repurchase plans or programs.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

         10.1     Employment Agreement dated as of October 11, 2005 by and between First Federal Savings Bank,
                  FedFirst Financial Corporation and John G. Robinson
         10.2     Employment Agreement dated as of October 11, 2005 by and between First Federal Savings Bank,
                  FedFirst Financial Corporation and Patrick G. O'Brien
         10.3     Retirement Agreement and General Release dated as of September 9, 2005 by and between First
                  Federal Savings Bank, FedFirst Financial Corporation, FedFirst Financial Mutual Holding
                  Company and Peter D. Griffith
         31.1     Rule 13a-14 (a)/15d-14 (a) Certification (President and Chief Executive Officer)
         31.2     Rule 13a-14 (a)/15d-14 (a) Certification (Chief Financial Officer)
         32.1     Certification of John G. Robinson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002
         32.2     Certification of Robert L. Breslow  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

                                                       22

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               FEDFIRST FINANCIAL CORPORATION
                               ------------------------------
                                        (Registrant)


Date  November 14, 2005        /s/ John G Robinson
                               -------------------------------------------------
                               John G. Robinson
                               President and Chief Executive Officer


Date  November 14, 2005        /s/ Robert L. Breslow
                               -------------------------------------------------
                               Robert L. Breslow
                               Chief Financial Officer and Senior Vice President
                               (Principal Financial Officer and Chief Accounting
                                Officer)