Form 10KSB
period 2005-12-31
FedFirst Financial CORP
filed 2006-03-30
CIK 1308017

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 0-51153
FEDFIRST FINANCIAL CORPORATION
(Name of small business issuer in its charter)

United States	25-1828028
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Donner at Sixth Street, Monessen, Pennsylvania (Address of principal executive offices)	15062 (Zip Code)
Issuer’s telephone number: (724) 684-6800
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, par value $0.01 per share
(Title of class)
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑  No  ☐
     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. ☑
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☑
     The issuer’s revenues for its most recent fiscal year were $15,644,185.
     The aggregate market value of the voting and non-voting common equity held by non-affiliates at March 15, 2006 was $24.0 million.
     As of March 15, 2006, the issuer had 6,612,500 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-KSB.
     Transitional Small Business Disclosure Format (check one):   Yes ☐  No ☑

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
     Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include the following: interest rate trends; the general economic climate in the market area in which FedFirst Financial Corporation operates, as well as nationwide; FedFirst Financial Corporation’s ability to control costs and expenses; competitive products and pricing; loan delinquency rates and changes in federal and state legislation and regulation. Additional factors that may affect our results are discussed in this Annual Report on Form 10-KSB under “Item 1. Description of Business — Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. FedFirst Financial Corporation assumes no obligation to update any forward-looking statements.
PART I
ITEM 1. DESCRIPTION OF BUSINESS
General
     FedFirst Financial Corporation (“FedFirst Financial” or the “Company”) is a federally chartered savings and loan holding company established in 1999 to be the holding company for First Federal Savings Bank (“First Federal” or the “Bank”), a federally chartered savings bank. FedFirst Financial’s business activity is the ownership of the outstanding capital stock of First Federal. FedFirst Financial does not own or lease any property, but uses the premises, equipment and other property of First Federal with the payment of appropriate rental fees, as required by applicable law and regulations, under the terms of an expense allocation agreement. In the future, FedFirst Financial may acquire or organize other operating subsidiaries; however, there are no current plans, arrangements, agreements or understandings, written or oral, to do so.
     On April 6, 2005, FedFirst Financial completed its initial public offering. The Company registered and sold 2,975,625 shares of common stock, par value $0.01. In connection with the offering, the Company also sold 3,636,875 shares of common stock to FedFirst Financial MHC at $0.01 per share. As a result, FedFirst Financial MHC owns 55% of the Company’s common stock. Proceeds from the offering totaled $28.7 million, net of stock issuance costs of approximately $1.1 million.
     We operate as a community-oriented financial institution offering residential, multi-family and commercial mortgages, consumer loans and commercial loans to individuals and businesses from seven locations in southwestern Pennsylvania. We also maintain a large investment portfolio. We conduct insurance brokerage activities through an 80%-owned subsidiary.
     FedFirst Financial Mutual Holding Company (“FedFirst Financial MHC”) is our federally chartered mutual holding company parent. As a mutual holding company, FedFirst Financial MHC is a non-stock company that has as its members the depositors of First Federal. FedFirst Financial MHC does not engage in any business activity other than owning a majority of the common stock of FedFirst Financial. So long as we remain in the mutual holding company form of organization, FedFirst Financial MHC will own a majority of the outstanding shares of FedFirst Financial.

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
     In the past, the communities in which our offices are located provided a stable customer base for traditional thrift products, such as passbook savings, certificates of deposit and residential mortgages. Following the closing of the area’s steel mills, population and employment trends declined. The population in many of the smaller communities in our market area continues to shrink as the younger population leaves to seek better and more reliable employment. As a result, the median age of our customers has been increasing. With an aging customer base and little new real estate development, the lending opportunities in our primary market area are limited. To counter these trends, we are looking to expand into communities that are experiencing population growth and economic expansion. In March 2006, we entered into a five year lease for a branch in Peters Township in Washington County.
Competition
     We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market area and from other financial service companies, such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2005, which is the most recent date for which data is available from the FDIC, we held approximately .25% of the deposits in the Pittsburgh metropolitan area. Banks owned by The PNC Financial Services Group, Inc., National City Corporation and Citizens Financial Group, Inc., all of which are large bank holding companies, also operate in our market area. These institutions are significantly larger than us and, therefore, have significantly greater resources.
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

Lending Activities
     General. The largest segment of our loan portfolio is one-to-four family residential mortgage loans. The other significant segments of our loan portfolio are multi-family and commercial real estate loans, construction loans, consumer loans and commercial business loans. We originate loans primarily for investment purposes. In recent years, low loan demand in our market area has limited our ability to grow our loan portfolio. From time to time, we have purchased loans to supplement our origination efforts.
     One-to-Four Family Residential Mortgage Loans. Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes located in the greater Pittsburgh metropolitan area. We offer fixed-rate and adjustable-rate mortgage loans with terms up to 30 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. The loan fees charged, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.
     Interest rates and payments on our adjustable-rate mortgage loans generally adjust annually after an initial fixed period that ranges from one to ten years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate typically equal to 2.75% or 3.00% above the applicable index. We use the one-year constant maturity Treasury index for loans that adjust annually and the three-year constant maturity Treasury index for loans that adjust every three years. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan.
     We purchased $19.5 million of newly originated single family mortgage loans in 2005. The properties securing the loans are located throughout the country. We underwrote all of the purchased loans to the same standards as loans originated by us. We may purchase additional loans in the future to supplement our origination activities. At December 31, 2005, purchased residential loans totaled $42.9 million.
     While one-to-four family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.
     We generally do not make conventional loans with loan-to-value ratios exceeding 97%. Loans with loan-to-value ratios in excess of 80% generally require private mortgage insurance or additional collateral. We require all properties securing mortgage loans to be appraised by a Board-approved, independent appraiser. We generally require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance for loans on property located in a flood zone, before closing the loan.
     In an effort to provide financing for low and moderate income and first-time buyers, we offer a special home buyers program. We offer residential mortgage loans through this program to qualified individuals and originate the loans using modified underwriting guidelines, including reduced fees and loan conditions.
     Commercial and Multi-Family Real Estate Loans. We offer fixed and adjustable-rate mortgage loans secured by commercial and multi-family real estate. Our commercial and multi-family real estate loans are generally secured by apartment buildings or small office buildings located in the greater Pittsburgh metropolitan area. In addition to originating these loans, we also participate in loans with other financial institutions in the region.
     We originate a variety of fixed and adjustable-rate commercial and multi-family real estate loans for terms up to 30 years. Our adjustable-rate loans include loans that adjust based on the prime interest rate and loans that adjust every one, three or five years based on a U.S. Treasury index. Loans are secured by first mortgages, and amounts generally do not exceed 80% of the property’s appraised value.
     We purchased $700,000 of newly originated multi-family real estate loans in 2005 as part of our efforts to increase our loan portfolio. The properties securing the loans were located in 17 states throughout the country. We desired geographic diversification among the purchased loans so that we would not concentrate exposure to changes in any particular local or regional economy. We underwrote all of the purchased loans to the same standards as loans originated by us. At December 31, 2005, purchased multi-family real estate loans totaled $22.0 million.
     At December 31, 2005, our largest commercial or multi-family real estate loan was $1.8 million and was secured by real estate property. This loan was performing in accordance with its original terms at December 31, 2005.
     At December 31, 2005, loan participations totaled $1.3 million. All of the properties securing these loans are located in the Pittsburgh metropolitan area.
     Construction Loans. We originate loans to individuals and, to a lesser extent, builders to finance the construction of residential dwellings. We also make construction loans for commercial development projects, including apartment buildings, restaurants and owner-occupied properties used for businesses. Our residential construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 months. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Loans generally can be made with a maximum loan-to-value ratio of 97% on residential construction and 80% on commercial construction. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan.
     At December 31, 2005, our largest outstanding residential construction loan commitment was for $1.0 million, of which $950,000 was outstanding. At December 31, 2005, our largest outstanding commercial construction loan commitment was also $1.0 million, of which $608,000 was outstanding. These loans were performing in accordance with their original terms at December 31, 2005.
     Commercial Business Loans. We occasionally make commercial business loans to professionals, sole proprietorships and small businesses in our market area. We offer installment loans for capital improvements, equipment acquisition and long-term working capital. These loans are secured by business assets other than real estate, such as business equipment and inventory, or are backed by the personal guarantee of the borrower. We originate lines of credit to finance the working capital needs of businesses to be repaid by seasonal cash flows or to provide a period of time during which the business can borrow funds for planned equipment purchases. We also offer accounts receivable lines of credit.
     When making commercial business loans, we consider the financial statements of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates and the value of the collateral.
     At December 31, 2005, our largest commercial business loan relationship was a $239,000 loan backed commercial real estate. This loan was performing in accordance with its original terms at December 31, 2005.

     Consumer Loans. Our consumer loans include education loans, automobile loans, home equity lines of credit, home equity installment loans, loans on savings accounts and home improvement loans.
     The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.
     We offer home equity installment loans with a maximum combined loan-to-value ratio of 125% and home equity lines of credit with a maximum combined loan to value ratio of 100%. Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate as reported in The Wall Street Journal. Home equity installment loans have fixed interest rates and terms that range from one to 20 years.
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
     We offer education loans under the Federal Family Education Loan program. Interest on these loans is an annual variable rate not to exceed 8.25%. Borrowers have at least five, but no more than ten years to repay their loans. An extended repayment plan is available in some circumstances. These loans are insured against risk of default by the Pennsylvania Higher Education Assistance Agency.
Loan Underwriting Risks
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
     Commercial and Multi-family Real Estate Loans. Loans secured by commercial and multi-family real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential mortgage loans. Of primary concern in commercial and multi-family real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on commercial and multi-family real estate loans. In reaching a decision on whether to make a commercial or multi-family real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.2x. Environmental surveys are obtained when circumstances suggest the possibility of the presence of hazardous materials.
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
     Commercial Business Loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.
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
     Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are existing customers, walk-in traffic, loan brokers, advertising and referrals from customers. We advertise in newspapers that are widely circulated in the Pittsburgh metropolitan area. Accordingly, when our rates are competitive, we attract loans from throughout the Pittsburgh area. We generally originate loans for our portfolio and have not sold any loans in recent years. From time to time, we have purchased loans to supplement our own loan originations.
     Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our Board of Directors and management. The Board of Directors has granted certain loan approval authority to a committee of officers. The loan committee approves all one-to-four family mortgage and construction loans, all other real estate loans up to $250,000 and all consumer loans. Loans to insiders and all other extensions of credit require the approval of the Board of Directors.

     Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15.0% of our stated capital and reserves. At December 31, 2005, our regulatory limit on loans to one borrower was $4.7 million. At that date, our largest lending relationship was $1.8 million and was secured by commercial real estate. This loan was performing in accordance with its original terms at December 31, 2005.
     Loan Commitments. We issue commitments for fixed and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 45 days.
Investment Activities
     We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in corporate securities and mutual funds. We also are required to maintain an investment in Federal Home Loan Bank of Pittsburgh stock. While we have the authority under applicable law and our investment policies to invest in derivative securities, we had no such investments at December 31, 2005.
     At December 31, 2005, our investment portfolio consisted primarily of U.S. agency securities, mortgage-backed securities issued primarily by Fannie Mae, Freddie Mac and Ginnie Mae, guaranteed REMIC pass-through certificates and corporate debt securities.
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
     Deposit Accounts. Substantially all of our depositors are residents of Pennsylvania. Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), statement savings accounts and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates and to be in the middle of the market for rates on all types of deposit products.
     In addition to accounts for individuals, we also offer deposit accounts designed for the businesses operating in our market area. Our business banking deposit products include commercial checking accounts and money market accounts.
     Borrowings. We utilize advances from the Federal Home Loan Bank of Pittsburgh (“FHLB”) to supplement our supply of investable funds. The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness.
Personnel
     At December 31, 2005, we had 81 full-time employees and 13 part-time employees, including employees of our insurance agency subsidiary, none of whom is represented by a collective bargaining unit.
Subsidiaries
     FedFirst Financial’s only direct subsidiary is First Federal Savings Bank.
     First Federal Savings Bank’s only direct subsidiary is FedFirst Exchange Corporation. FedFirst Exchange Corporation owns an 80% interest in Exchange Underwriters, Inc.

EXECUTIVE OFFICERS OF THE REGISTRANT
     The Board of Directors annually elects the executive officers of FedFirst Financial MHC, FedFirst Financial and First Federal, who serve at the Board’s discretion. Our executive officers are:

Name	Position

John G. Robinson	President and Chief Executive Officer of FedFirst Financial MHC, FedFirst Financial and First Federal

Patrick G. O’Brien	Executive Vice President and Chief Operating Officer of FedFirst Financial MHC, FedFirst Financial and First Federal

Richard B. Boyer	Vice President — Insurance of First Federal; President of Exchange Underwriters, Inc.

Geraldine A. Ferrara	Vice President — Consumer Sales Manager of First Federal

Linda S. Powell	Vice President — Branch Operations of First Federal and Vice President of FedFirst Financial MHC and FedFirst Financial

Jamie L. Prah	Vice President — Controller and Treasurer of First Federal and Vice President of FedFirst Financial MHC and FedFirst Financial

DaCosta Smith, III	Vice President — Human Resources of First Federal and Vice President of FedFirst Financial MHC and FedFirst Financial

     Below is information regarding our executive officers who are not also directors. Ages presented are as of December 31, 2005.
     Patrick G. O’Brien has served as Executive Vice President and Chief Operating Officer of FedFirst Financial and First Federal since September 2005. Prior to working with FedFirst Financial, Mr. O’Brien served as Regional President and Senior Lender—Commercial Lending with WesBanco Bank, Inc., Washington, Pennsylvania, from March 2002 to August 2005. Before serving with WesBanco Bank, Mr. O’Brien was Senior Vice President of Commercial Lending with Wheeling National Bank from August 1999 to March 2002, and Vice President and District Manager (Retail Banking) at PNC from 1993 to 1999. Age 44.
     Geraldine A. Ferrara has served as the Vice President of First Federal as Consumer Sales Manager since October 2005. Prior to working with First Federal, Ms. Ferrara served as Vice President-Market Manager at PNC Bank from June 2004 to October 2005 and as Vice President-Sector Service Manager from July 1999 to May 2004. Age 54.
     Linda S. Powell has been a Vice President of First Federal since 1993 and the head of branch operations since 1988. Age 54.
     Jamie L. Prah has served as Vice President — Controller of First Federal since February 2005. Prior to working with First Federal, Mr. Prah served as Corporate Controller of North Side Bank from July 2004 to February 2005. Before serving with North Side Bank, Mr. Prah was Vice President and Controller of Great American Federal from May 2002 to June 2004 and Assistant Vice President — Internal Audit from May 2000 to May 2002. Age 35.
     DaCosta Smith has served as the Vice President — Director of Human Resources for First Federal since 1984. Age 50.

RISK FACTORS
     An investment in shares of our common stock involves various risks. Before deciding to invest in our common stock, you should carefully consider the risks described below in conjunction with the other information in this Annual Report on Form 10-KSB and information incorporated by reference into this Annual Report on Form 10-KSB, including our consolidated financial statements and related notes. Our business, financial condition and results of operations could be harmed by any of the following risks or by other risks that have not been identified or that we may believe are immaterial or unlikely. The value or market price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.
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
     A key component of our strategy to grow and improve profitability is to expand into communities that are experiencing population growth and economic expansion. In March 2006, we entered into a five year lease for a branch in Peters Township in Washington County. We can provide no assurance that we will be successful in increasing the volume of our loans and deposits by expanding our branch network. Building and/or staffing new branch offices will increase our operating expenses. We can provide no assurance that we will be able to manage the costs and implementation risks associated with this strategy so that expansion of our branch network will be profitable.
Rising interest rates may hurt our profits.
     In recent years, interest rates were at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate 15 times to 4.75%. If interest rates continue to rise, and if rates on our deposits and borrowings reprice upwards faster than the rates on our loans and investments, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.
Strong competition within our market area could hurt our profits and slow growth.
     We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2005, we held .25% of the deposits in the Pittsburgh metropolitan area. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.
A significant percentage of our assets are invested in lower yielding investments, which has contributed to our low profitability.
     Our results of operations are substantially dependent on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. At December 31, 2005, 28.2% of our assets were invested in investment and mortgage-backed securities. These investments yield substantially less than the loans we hold in our portfolio. In the future, we intend to invest a greater proportion of our assets in loans with the goal of increasing our net interest income. There can be no assurance, however, that we will be able to increase the origination or purchase of loans acceptable to us or that we will be able to successfully implement this strategy.
Our purchase of unseasoned, out-of-state loans may expose us to increased lending risks.
     We purchased $20.2 million and $75.2 million of newly originated residential and multi-family real estate loans in 2005 and 2003, respectively. There were no purchases of loans in 2004. These loans are secured by properties throughout the country. Rapid repayments, primarily as a result of the falling interest rate environment have reduced the aggregate outstanding principal amount of these loans to $64.9 million at December 31, 2005, which was 37.2% of our total loans. It is difficult to assess the future performance of this part of our loan portfolio due to the recent origination of these loans and because the properties securing these loans are located outside of our market area. We can give no assurance that these loans will not have delinquency or charge-off levels above our historical experience, which would adversely affect our future performance.
We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.
     We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of our deposits. FedFirst Financial MHC, FedFirst Financial and First Federal are all subject to regulation and supervision by the Office of Thrift Supervision. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of First Federal rather than for holders of FedFirst Financial common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Additional expenses from operating as a public company and from new stock-based benefit plans will adversely affect our profitability.
     Our noninterest expenses have increased as a result of the financial accounting, legal and various other additional expenses usually associated with operating as a public company. We also will recognize additional annual employee compensation and benefit expenses stemming from the shares purchased or granted to employees and executives under new benefit plans. These additional expenses will adversely affect our profitability. We cannot determine the actual amount of these new stock-related compensation and benefit expenses at this time because applicable accounting practices require that they be based on the fair market value of the shares of common stock at specific points in the future; however, we expect them to be material. We have recognized expenses for our Employee Stock Ownership Plan for shares committed to be released to participants’ accounts and would recognize expenses for restricted stock awards and stock options over the vesting period of awards made to recipients if a stock compensation plan is established.
Our low return on equity may negatively impact the value of our common stock.
     Return on equity, which equals net income divided by average equity, is a ratio used by many investors to compare the performance of a particular company with other companies. For the year ended December 31, 2005, our return on equity was (0.26)%. Over time, we intend to use the net proceeds from our recent stock offering to increase earnings per share and book value per share, without assuming undue risk, with the goal of achieving a return on equity that is competitive with other publicly held subsidiaries of mutual holding companies. This goal could take a number of years to achieve, and we cannot assure you that it will be attained. Consequently, you should not expect a competitive return on equity in the near future. Failure to achieve a competitive return on equity might make an investment in our common stock unattractive to some investors and might cause our common stock to trade at lower prices than comparable companies with higher returns on equity.
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
     FedFirst Financial MHC owns a majority of FedFirst Financial’s common stock and, through its Board of Directors, will be able to exercise voting control over most matters put to a vote of stockholders. The same directors and officers who manage FedFirst Financial and First Federal also manage FedFirst Financial MHC. As a federally chartered mutual holding company, the Board of Directors of FedFirst Financial MHC must ensure that the interests of depositors of First Federal are represented and considered in matters put to a vote of stockholders of FedFirst Financial. Therefore, the votes cast by FedFirst Financial MHC may not be in your personal best interests as a stockholder. For example, FedFirst Financial MHC may exercise its voting control to defeat a stockholder nominee for election to the Board of Directors of FedFirst Financial. In addition, stockholders will not be able to force a merger or second-step conversion transaction without the consent of FedFirst Financial MHC. Some stockholders may desire a sale or merger transaction, since stockholders typically receive a premium for their shares, or a second-step conversion transaction, since fully converted institutions tend to trade at higher multiples than mutual holding companies.
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

REGULATION AND SUPERVISION
General
     First Federal is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as its deposits insurer. First Federal is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund managed by the Federal Deposit Insurance Corporation. First Federal must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of Thrift Supervision and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate First Federal’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on FedFirst Financial, FedFirst Financial MHC and First Federal and their operations. FedFirst Financial and FedFirst Financial MHC, as savings and loan holding companies, are required to file certain reports with, are subject to examination by, and otherwise must comply with the rules and regulations of the Office of Thrift Supervision. FedFirst Financial is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.
     Certain of the regulatory requirements that are or will be applicable to First Federal, FedFirst Financial and FedFirst Financial MHC are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on First Federal, FedFirst Financial and FedFirst Financial MHC and is qualified in its entirety by reference to the actual statutes and regulations.
Regulation of Federal Savings Associations
     Business Activities. Federal law and regulations, primarily the Home Owners’ Loan Act and the regulations of the Office of Thrift Supervision, govern the activities of federal savings banks, such as First Federal. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.
     Branching. Federal savings banks are authorized to establish branch offices in any state or states of the United States and its territories, subject to the approval of the Office of Thrift Supervision.
     Capital Requirements. The Office of Thrift Supervision’s capital regulations require federal savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standard requires federal savings institutions to maintain Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier I) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.
     The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2005 First Federal met each of these capital requirements. See note 10 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-KSB.
     Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” An institution must file a capital restoration plan with the Office of Thrift Supervision within 45 days of the date it receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.
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
     Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like First Federal, it is a subsidiary of a holding company. If First Federal’s capital were ever to fall below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice.
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
     A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.” As of December 31, 2005, First Federal maintained 94.25% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.
     Transactions with Related Parties. First Federal’s authority to engage in transactions with “affiliates” is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act as implemented by the Federal Reserve Board’s Regulation W. The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution. FedFirst Financial, FedFirst Financial MHC and their non-savings institution subsidiaries would be affiliates of First Federal. In general, transactions with affiliates must be on terms that are as favorable to the institution as comparable transactions with non-affiliates. In addition, certain types of transactions are restricted to an aggregate percentage of the institution’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from an institution. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The Sarbanes-Oxley Act of 2002 generally prohibits a company from making loans to its executive officers and directors. However, that act contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, First Federal’s authority to extend credit to executive officers, directors and 10% stockholders (“insiders”), as well as entities such persons control, is limited. The law restricts both the individual and aggregate amount of loans First Federal may make to insiders based, in part, on First Federal’s capital position and requires certain Board approval procedures to be followed. Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. There are additional restrictions applicable to loans to executive officers.
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
     Insurance of Deposit Accounts. First Federal is a member of the Savings Association Insurance Fund. The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution’s assessment rate depends upon the categories to which it is assigned. Assessment rates for Savings Association Insurance Fund member institutions are determined semi-annually by the Federal Deposit Insurance Corporation and currently range from zero basis points of assessable deposits for the healthiest institutions to 27 basis points of assessable deposits for the riskiest.
     The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A material increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of First Federal. Management cannot predict what insurance assessment rates will be in the future.
     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the Savings Association Insurance Fund. During the four quarters ended December 31, 2005, Financing Corporation payments for Savings Association Insurance Fund members averaged 1.4 basis points of assessable deposits.
     The Federal Deposit Insurance Corporation may terminate an institution’s insurance of deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of

Thrift Supervision. The management of First Federal does not know of any practice, condition or violation that might lead to termination of deposit insurance.
     Federal Deposit Insurance Reform Act of 2005. The Federal Deposit Insurance Reform Act of 2005 (“The Reform Act”), which was enacted in 2006, revised the laws governing the federal deposit insurance system. The Reform Act provides for the consolidation of the Bank Insurance Fund and the Savings Association Insurance Fund into a combined “Deposit Insurance Fund” and gives the Federal Deposit Insurance Corporation the authority to determine insurance premiums based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. The legislation eliminates the current minimum 1.25% reserve ratio for the insurance funds, the mandatory assessments when the ratio fall below 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%. The Reform Act provides the Federal Deposit Insurance Corporation with flexibility to adjust the new insurance fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year.
     The Reform Act increased deposit insurance coverage limits from $100,000 to $250,000 for certain types of Individual Retirement Accounts, 401(k) plans and other retirement savings accounts. While it preserved the $100,000 coverage limit for individual accounts and municipal deposits, the Federal Deposit Insurance Corporation was furnished with the discretion to adjust all coverage levels to keep pace with inflation beginning in 2010. Also, institutions that become undercapitalized will be prohibited from accepting certain employee benefit plan deposits.
     At this time, management cannot predict the effect, if any, that the Reform Act will have on insurance premiums paid by the Bank.
     Federal Home Loan Bank System. First Federal is a member of the Federal Home Loan Bank System, which consists of (12) regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. First Federal, as a member of the Federal Home Loan Bank of Pittsburgh, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, our net interest income would likely also be reduced.
     Community Reinvestment Act. Under the Community Reinvestment Act, as implemented by Office of Thrift Supervision regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with its examination of a savings association, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.
     The Community Reinvestment Act requires public disclosure of an institution’s rating and requires the Office of Thrift Supervision to provide a written evaluation of an association’s Community Reinvestment Act performance utilizing a four-tiered descriptive rating system.
     First Federal received a satisfactory rating as a result of its most recent Community Reinvestment Act assessment.

Federal Reserve System
     The Federal Reserve Board regulations require savings institutions to maintain noninterest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $47.6 million; a 10% reserve ratio is applied above $47.6 million. The first $7.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. First Federal complies with the foregoing requirements.
Holding Company Regulation
     General. FedFirst Financial and FedFirst Financial MHC are savings and loan holding companies within the meaning of federal law. As such, they are registered with the Office of Thrift Supervision and are subject to Office of Thrift Supervision regulations, examinations, supervision, reporting requirements and regulations concerning corporate governance and activities. In addition, the Office of Thrift Supervision has enforcement authority over FedFirst Financial and FedFirst Financial MHC and their non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to First Federal.
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
     Conversion of FedFirst Financial MHC to Stock Form. Office of Thrift Supervision regulations permit FedFirst Financial MHC to convert from the mutual form of organization to the capital stock form of organization. There can be no assurance of when, if ever, a conversion transaction will occur, and the Board of Directors has no current intention or plan to undertake a conversion transaction. In a conversion transaction, a new holding company would be formed as the successor to FedFirst Financial, FedFirst Financial MHC’s corporate existence would end, and certain depositors of First Federal would receive the right to subscribe for additional shares of the new holding company. In a conversion transaction, each share of common stock held by stockholders other than FedFirst Financial MHC would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio determined at the time of conversion that ensures that stockholders other than FedFirst Financial MHC own the same percentage of common stock in the new holding company as they owned in FedFirst Financial immediately before conversion. The total number of shares held by stockholders other than FedFirst Financial MHC after a conversion transaction would be increased by any purchases by such stockholders in the stock offering conducted as part of the conversion transaction.
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
Other Regulations
     Interest and other charges collected or contracted for by First Federal are subject to state usury laws and federal laws concerning interest rates. First Federal’s loan operations are also subject to federal laws applicable to credit transactions, such as the:
•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of First Federal also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check.
FEDERAL AND STATE TAXATION
Federal Income Taxation
     General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2001. For its 2005 year, First Federal’s maximum federal income tax rate was 34%.
     FedFirst Financial and First Federal have entered into a tax allocation agreement. Because FedFirst Financial owns 100% of the issued and outstanding capital stock of First Federal, FedFirst Financial and First Federal are members of an affiliated group within the meaning of Section 1504(a) of the Internal Revenue Code, of which group FedFirst Financial is the common parent corporation. As a result of this affiliation, First Federal may be included in the filing of a consolidated federal income tax return with FedFirst Financial and, if a decision to file a consolidated tax return is made, the parties agree to compensate each other for their individual share of the consolidated tax liability and/or any tax benefits provided by them in the filing of the consolidated federal income tax return.
     Bad Debt Reserves. For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $2.5 million of our accumulated bad debt reserves would not be recaptured into taxable income unless First Federal makes a “non-dividend distribution” to FedFirst Financial as described below.
     Distributions. If First Federal makes “non-dividend distributions” to FedFirst Financial, the distributions will be considered to have been made from First Federal’s unrecaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1987, to the extent of the “non-dividend distributions,” and then from First Federal’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in First Federal’s taxable income. Non-dividend distributions include distributions in excess of First Federal’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of First Federal’s current or accumulated earnings and profits will not be so included in First Federal’s taxable income.

     The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if First Federal makes a non-dividend distribution to FedFirst Financial, approximately one and one-half times the amount of the distribution, not in excess of the amount of the reserves, would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. First Federal does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.
State Taxation
     FedFirst Financial and its non-thrift Pennsylvania subsidiaries are subject to the Pennsylvania Corporation Net Income Tax and Capital Stock and Franchise Tax. The state Corporate Net Income Tax rate for fiscal years ended 2005, 2004 and 2003 was 9.99% and was imposed on FedFirst Financial’s and its non-thrift subsidiaries’ unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of .599% of a corporation’s capital stock value, which is determined in accordance with a fixed formula.
     First Federal is taxed under the Pennsylvania Mutual Thrift Institutions Tax Act (the “MTIT”), as amended, to include thrift institutions having capital stock. Pursuant to the MTIT, First Federal’s tax rate is 11.5%. The MTIT exempts First Federal from all other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The MTIT is a tax upon net earnings, determined in accordance with generally accepted accounting principles with certain adjustments. The MTIT, in computing income, allows for the exclusion of interest earned on Pennsylvania and federal securities, while disallowing a percentage of a thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of First Federal. Net operating losses, if any, thereafter can be carried forward three years for MTIT purposes. Neither FedFirst Financial nor First Federal have been audited by the Commonwealth of Pennsylvania in the last five years.

ITEM 2. DESCRIPTION OF PROPERTY
     We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities at December 31, 2005 (dollars in thousands).

			Date of		Net Book Value
	Year	Square	Lease	Owned/	as of
Location	Opened	Footage	Expiration	Leased	December 31, 2005

First Federal Savings Bank:

Donner at Sixth Street Monessen, PA 15062	1970	11,430	N/A	Owned	$217

557 Donner at Sixth Street Monessen, PA 15062 (1)	1980	6,625	N/A	Owned	14

235 West Main Street PO Box 141 Monongahela, PA 15063	1965	6,323	N/A	Owned	95

1670 Broad Avenue Belle Vernon, PA 15012	1974	5,048	N/A	Owned	258

545 West Main Street Uniontown, PA 15401 (2)	1975	4,160	N/A	Owned	190

Park Centre Plaza 1711 Grand Boulevard Monessen, PA 15062	1985	1,575	2/28/10	Leased	—

Meldon at Sixth Street PO Box 442 Donora, PA 15033	1980	2,609	N/A	Owned	250

101 Independence Street PO Box 625 Perryopolis, PA 15473	1986	1,992	N/A	Owned	33

Exchange Underwriters:

121 West Pike Street Canonsburg, PA 15317	1982	3,500	5/31/07	Leased	—

(1)	Administrative offices.

(2)	The property is subject to a ground lease that expires in 2009.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     The Company’s common stock is listed on the NASDAQ Capital Market under the trading symbol “FFCO.” The Company completed its initial public offering on April 6, 2005 and commenced trading on April 7, 2005. The following table sets forth the high and low sales prices of the common stock for the last three quarters of 2005, as reported on the NASDAQ Capital Market. The Company has not declared or paid any dividends to date to its stockholders.

Fiscal 2005:	High	Low

Second Quarter	$9.34	$8.50
Third Quarter	9.45	8.75
Fourth Quarter	8.96	8.43

     As of March 15, 2006, there were approximately 235 holders of record of the Company’s common stock, excluding the number of persons or entities holding stock in street name through various brokerage firms.
     The Company did not repurchase any of its common stock during the quarter ended December 31, 2005, and at December 31, 2005, the Company had no publicly announced repurchase plans or programs.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
     The objective of this section is to help shareholders and potential investors understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-KSB.
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
     Goodwill. In connection with our acquisition of Exchange Underwriters, we recorded $1.1 million of goodwill. As required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized but is subject, at a minimum, to annual tests for impairment. The SFAS No. 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. We estimate the fair values of the related operations using discounted cash flows. The forecasts of future cash flows are based on our best estimate of future revenues and operating costs, based primarily on contracts in effect, new accounts and cancellations and operating budgets. The impairment analysis requires management to make subjective judgments concerning how the acquired assets will perform in the future. Events and factors that may significantly affect the estimates include competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and industry and market trends. Changes in these forecasts could cause a reporting unit to either pass or fail the first step in the SFAS No. 142 goodwill impairment model, which could significantly change the amount of impairment recorded. Our annual assessment of potential goodwill impairment was completed in the first quarter of 2006. Based on the results of this assessment, no goodwill impairment was recognized.

Balance Sheet Analysis
     Loans. Our primary lending activity is the origination of loans secured by real estate. We originate one-to-four family residential loans, commercial and multi-family real estate loans and construction loans. To a lesser extent, we originate commercial business and consumer loans.
     The largest segment of our loan portfolio is one-to-four family residential loans. At December 31, 2005, these loans totaled $133.2 million and represented 76.3% of total loans, compared to $111.3 million, or 69.5% of total loans, at December 31, 2004. One-to-four family residential loans increased $21.9 million, or 19.6%, for the year ended December 31, 2005. The increase in one-to-four family residential loans was primarily from purchases of $19.5 million of loans, funded with a portion of the proceeds from the Company’s public offering in April 2005.
     Commercial and multi-family real estate loans totaled $25.7 million and represented 14.7% of total loans at December 31, 2005, compared to $32.4 million, or 20.3% of total loans, at December 31, 2004. Commercial and multi-family real estate loans decreased $6.7 million, or 20.7%, in the year ended December 31, 2005 as a result of prepayments of purchased and participation loans and pay-downs. The increase was partially offset by purchases of multi-family real estate loans totaling $700,000 in 2005.
     Construction loans totaled $5.4 million and represented 3.1% of total loans at December 31, 2005, compared to $5.7 million, or 3.6% of total loans, at December 31, 2004. Construction loans decreased $312,000, or 5.5%, in the year ended December 31, 2005 as originations were outpaced by loans converting to permanent financing.
     We originate commercial business loans secured by business assets other than real estate, such as business equipment, inventory and accounts receivable. Commercial business loans totaled $1.3 million, and represented 0.7% of total loans at December 31, 2005, compared to $948,000, or 0.6% of total loans, at December 31, 2004.
     We also originate a variety of consumer loans, including home equity loans and lines of credit, education loans, loans secured by passbook or certificate accounts, automobile loans, home improvement loans and secured and unsecured personal loans. Consumer loans totaled $9.1 million and represented 5.2% of total loans at December 31, 2005, compared to $9.7 million, or 6.0% of total loans, at December 31, 2004. The $553,000, or 5.7%, decrease was result of repayments of scheduled payments, pay-downs on lines of credits which outpaced originations and disbursements on funds on lines of credit.

     The following table sets forth the composition of our loan portfolio at the dates indicated (dollars in thousands).

December 31,	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Real estate – mortgage:
One- to four-family residential	$133,189	76.3%	$111,333	69.5%	$115,191	69.4%	$84,355	77.2%	$74,693	77.8%
Multi-family	21,552	12.3	26,995	16.9	31,108	18.8	1,083	1.0	936	1.0
Commercial	4,121	2.4	5,401	3.4	2,799	1.7	2,571	2.3	2,675	2.8

Total real estate – mortgage	158,862	91.0	143,729	89.8	149,098	89.9	88,009	80.5	78,304	81.6

Real estate – construction:
Residential	4,366	2.5	5,584	3.5	2,436	1.5	5,181	4.8	1,094	1.1
Commercial	1,000	0.6	94	0.1	1,500	0.9	1,657	1.5	387	0.4

Total real estate – construction	5,366	3.1	5,678	3.6	3,936	2.4	6,838	6.3	1,481	1.5

Consumer:
Education and consumer	1,955	1.1	2,303	1.4	2,674	1.6	2,973	2.7	3,114	3.3
Home equity	6,264	3.6	6,442	4.0	7,808	4.7	9,153	8.4	9,796	10.2
Loans on savings accounts	416	0.2	245	0.2	291	0.2	297	0.3	304	0.3
Home improvement and other	470	0.3	668	0.4	999	0.6	1,437	1.3	1,917	2.0

Total consumer	9,105	5.2	9,658	6.0	11,772	7.1	13,860	12.7	15,131	15.8

Commercial business	1,271	0.7	948	0.6	971	0.6	580	0.5	1,041	1.1

Total loans	174,604	100.0%	160,013	100.0%	165,777	100.0%	109,287	100.0%	95,957	100.0%

Premium on loan purchases	524		595		740		—		2
Net deferred loan costs	385		393		413		397		291
Discount on loans purchased	(166)		(194)		(218)		—		—
Loans in process	(3,385)		(3,374)		(503)		(1,739)		(256)
Allowance for losses	(800)		(725)		(725)		(525)		(525)

Loans, net	$171,162		$156,708		$165,484		$107,420		$95,469

     The following table sets forth certain information at December 31, 2005 regarding the dollar amount of loans maturing during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less (dollars in thousands).

	Amounts due in
		More than
	One year	one to	Over five	Total
	or less	five years	years	loans

Real estate mortgage	$25	$1,204	$157,633	$158,862
Real estate – construction	—	—	5,366	5,366
Consumer	876	1,214	7,015	9,105
Commercial business	528	80	663	1,271

Total	$1,429	$2,498	$170,677	$174,604

     The following table sets forth the dollar amount of all loans at December 31, 2005 that are due after December 31, 2006 and have either fixed interest rates or adjustable interest rates (dollars in thousands).

	Fixed	Adjustable	Total

Real estate – mortgage	$127,742	$31,095	$158,837
Real estate – construction	4,089	1,277	5,366
Consumer	6,602	1,627	8,229
Commercial business	743	—	743

Total	$139,176	$33,999	$173,175

     Our adjustable-rate mortgage loans generally do not provide for downward adjustments below the initial contract rate. This feature has prevented some loans from adjusting downwards in a declining interest rate environment. When market interest rates rise, the interest rates on these loans will not increase until the contract rate (the index plus the margin) exceeds the interest rate floor.

     Securities. Our securities portfolio consists primarily of U.S. Government and agency securities, mortgage-backed securities, guaranteed REMIC pass-through certificates and corporate debt securities.
     REMICs (real estate mortgage investment conduits) represent a participation interest in a pool of mortgages. REMICs are created by redirecting the cash flows from the pool of mortgages underlying those securities to create two or more classes (or tranches) with different maturity or risk characteristics designed to meet a variety of investor needs and preferences. We believe that these securities represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. REMICs may be sponsored by private issuers, such as money center banks or mortgage bankers, or by U.S. Government agencies and government sponsored entities. At December 31, 2005,we held privately issued REMICs with a carrying value of $35.7 million. The privately issued REMICs that we hold carry the highest credit rating offered by either Moody’s or Standard and Poor’s. We monitor the credit rating of our REMICs on a regular basis.
     Corporate debt securities generally have greater credit risk than U.S. treasury and government agency securities and generally have higher yields than government securities of similar duration. Therefore, we limited our purchases of such securities to $3.5 million of total purchases for the year.
     Securities at amortized cost decreased $7.0 million, or 8.1%, to $79.6 million. This decrease was the result of paydowns on mortgage-backed securities and guaranteed REMICs and maturities or sale of securities, which exceeded purchases for the year.
     The following table sets forth the amortized cost and fair value of the securities portfolio at the dates indicated (dollars in thousands).

December 31,	2005		2004		2003
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

Securities available-for-sale:
U.S. Government and agency securities	$15,425	$14,896	$13,425	$13,213	$37,673	$37,512
Mortgage-backed securities	23,373	23,326	26,626	26,780	40,666	40,826
Guaranteed REMICs	36,737	35,702	44,013	43,703	46,667	46,448
Corporate debt securities	4,024	3,948	2,495	2,505	7,030	7,284
Other debt securities	26	26	56	56	248	256
Equity securities	49	49	50	50	—	—

Total securities available-for-sale	$79,634	$77,947	$86,665	$86,307	$132,284	$132,326

     At December 31, 2005, we had no investments in a single company or entity (other than the U.S. Government or an agency of the U.S. Government) that had an aggregate book value in excess of 10% of our equity.

     The following table sets forth the stated maturities and weighted average yields of our mortgage-backed and debt securities at December 31, 2005. Certain mortgage-backed securities have adjustable interest rates and will reprice periodically within the various maturity ranges. These repricing schedules are not reflected in the table below. At December 31, 2005, mortgage-backed securities and REMICs with adjustable rates totaled $38.3 million (dollars in thousands).

	Amounts due in
			More than one		More than five		More than
	One year or less		to five years		to ten years		ten years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

Securities available-for-sale:
U.S. Government and agency securities	$—	—%	$10,300	3.47%	$4,596	4.38%	$—	—%	$14,896	3.75%
Mortgage-backed securities	—	—	37	8.82	1,978	4.00	21,311	4.11	23,326	3.75
Guaranteed REMICs	—	—	662	3.94	1,420	4.17	33,620	4.42	35,702	4.40
Corporate debt securities	—	—	—	—	—	—	3,948	5.07	3,948	5.07
Other debt securities	26	4.75%	—	—	—	—	—	—	26	4.75

Total available-for-sale debt securities	$26	4.75%	$10,999	3.52%	$7,994	4.25%	$58,879	4.35%	$77,898	4.22%

Equity securities									49

Total securities available-for-sale									$77,947

     Deposits. Our deposit base is comprised of demand deposits, savings accounts, money market and certificates of deposits. We consider demand deposits, savings accounts and money market to be core deposits. Deposits decreased $12.5 million, or 9.1%, for the year ended December 31, 2005, as core deposits decreased $8.3 million, or 13.7%, while certificates of deposits decreased $4.2 million or 5.4%. During the year we experienced a decline in all deposit products. These decreases are a result of the following factors: the shrinking population of our market area; many of our customers are retired and living off of their savings and increased competition from credit unions and other financial institutions.
     The following table sets forth the balances of our deposit products at the dates indicated (dollars in thousands).

December 31,	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent

Noninterest-bearing demand deposits	$3,181	2.5%	$3,626	2.6%	$2,600	1.8%
Interest-bearing demand deposits	13,225	10.6	14,645	10.7	14,907	10.5
Savings accounts	30,797	24.7	35,681	26.0	35,629	4.6
Money market accounts	5,319	4.3	6,892	5.0	6,569	25.0
Certificates of deposit	72,375	57.9	76,545	55.7	82,752	58.1

Total deposits	$124,897	100.0%	$137,389	100.0%	$142,457	100.0%

     The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 2005. Jumbo certificates of deposit require minimum deposits of $100,000 (dollars in thousands).

Certificates
Maturity Period	of deposit

Three months or less	$914
Over three through nine months	1,124
Over six through twelve months	1,199
Over twelve months	5,627

Total jumbo certificates	$8,864

     The following table sets forth certificates of deposit classified by rates at the dates indicated (dollars in thousands).

December 31,	2005	2004	2003

1.01 - 2.00%	$3,156	$31,752	$30,078
2.01 - 3.00%	21,672	4,668	8,159
3.01 - 4.00%	16,452	10,009	11,022
4.01 - 5.00%	17,278	9,259	9,978
5.01 - 6.00%	7,001	8,894	11,781
6.01 - 7.00%	6,816	8,631	8,483
7.01 - 8.00%	—	3,332	3,251

Total certificates of deposit	$72,375	$76,545	$82,752

     The following table sets forth the amount and maturities of certificates of deposit at December 31, 2005 (dollars in thousands).

	Amounts due in
							Percent of
		More than	More than	More than			total
	Less than	one to	two to	three to	More than		certificate
	one year	two years	three years	four years	four years	Total	accounts

1.01 - 2.00%	$3,151	$5	$—	$—	$—	$3,156	4.4%
2.01 - 3.00%	19,061	2,611	—	—	—	21,672	29.9
3.01 - 4.00%	5,944	3,043	2,928	1,608	2,929	16,452	22.7
4.01 - 5.00%	3,483	5,042	1,447	1,185	6,121	17,278	23.9
5.01 - 6.00%	1,714	1,254	1,374	1,494	1,165	7,001	9.7
6.01 - 7.00%	1,054	3,163	55	—	2,544	6,816	9.4
7.01 - 8.00%	—	—	—	—	—	—	—

Total	$34,407	$15,118	$5,804	$4,287	$12,759	$72,375	100.0%

     The following table sets forth deposit activity for the periods indicated (dollars in thousands).

Years Ended December 31,	2005	2004	2003

Beginning balance	$137,389	$142,457	$144,514
Decrease before interest credited	(15,610)	(8,631)	(5,706)
Interest credited	3,118	3,563	3,649

Net decrease in deposits	(12,492)	(5,068)	(2,057)

Ending balance	$124,897	$137,389	$142,457

     Borrowings. We utilize borrowings from the Federal Home Loan Bank of Pittsburgh to supplement our funding for loans and investments (dollars in thousands).

Years Ended December 31,	2005	2004	2003

FHLB Advances
Maximum amount outstanding at any month end during the period	$109,800	$160,969	$181,114
Average amounts outstanding during the period	105,275	148,739	144,206
Weighted average interest rate during the period	3.72%	3.94%	3.90%
Balance outstanding at end of period	102,404	110,416	160,511
Weighted average interest rate at end of period	3.87%	3.63%	3.84%

     Federal Home Loan Bank advances decreased $8.0 million in the year ended December 31, 2005. These advances mature in 2006 through 2013. The weighted average interest rate at the end of the year increased compared to the prior year end due to the replacement of maturing advances throughout the year with higher cost short-term advances.

     Stockholders’ Equity. Stockholders’ equity increased $25.3 million to $45.3 million at December 31, 2005 primarily as a result of the completion of the Company’s initial public offering on April 6, 2005. The Company received net proceeds of $28.7 million. This increase was offset by the establishment of an Employee Stock Ownership Plan (“ESOP”), the net loss for the year and an increase in the unrealized loss on the securities available-for-sale portfolio.
Results of Operations for the Years Ended December 31, 2005 and 2004
     Overview.

(Dollars in thousands)	2005	2004	% Change

Net loss	$(102)	$(883)	(88.4)%
Return on average assets	(0.04)%	(0.28)%	(85.7)
Return on average equity	(0.26)	(4.17)	(93.8)
Average equity to average assets	14.08	6.86	105.3

     The Company had a net loss of $102,000 for 2005, compared to a net loss of $883,000 for 2004. The net loss for 2005 was primarily due to the retirement and termination agreements that were entered into with the former President and Chief Financial Officer, respectively, which totaled approximately $1.1 million. The net loss for 2004 was primarily the result of our balance sheet restructuring. In the fourth quarter of 2004 we incurred prepayment penalties totaling $1.9 million before income taxes as a result of the repayment of the FHLB advances and a loss of $558,000 before income taxes as a result of the sale of securities. We undertook the restructuring of our balance sheet in 2004 to improve our net interest income in subsequent periods.
     Net Interest Income. Net interest income increased $1.6 million, or 32.4%, to $6.4 million for the year ended December 31, 2005. Our net interest spread and the net interest margin improved to 2.03% and 2.41%, respectively as compared to 1.49% and 1.62%, respectively for the year ended December 31, 2004.
     Total interest income decreased $476,000, or 3.4%, to $13.4 million for the year ended December 31, 2005. Interest income on loans increased $288,000, due to the increase in volume in loans primarily from the purchase of $20.2 million of mortgage loans during the year. The average yield on the loan portfolio decreased nine basis points. Interest income on securities decreased $1.0 million, or 23.8%, as a result of a decrease in the overall portfolio with paydowns on mortgage-backed securities and guaranteed REMICs, maturities or sale of securities, exceeding purchases for the year. This decrease was partially offset by an increase of 45 basis points in the average yield on investment securities compared to the prior year ended. Other interest-earning assets income increased $271,000 or 137.0% primarily as a result of an increase of 161 basis points in the average yield. The key components that comprise other interest-earning assets are the Federal Home Loan Bank Stock and our FHLB demand account.
     Total interest expense decreased $2.0 million, or 22.4%, to $7.0 million for the year ended December 31, 2005 as a result of an overall decrease in deposits and FHLB advances. FHLB advance interest expense decreased $2.0 million due to the balance sheet restructuring that occurred in November 2004, whereby $33.5 million of FHLB advances with a weighted-average cost of 5.43% were prepaid with proceeds from the sale of securities. There were also maturities of FHLB advances and pay-downs of amortizing FHLB advances in 2005, some of which were replaced at a higher cost, which reduced the benefit of the prior year restructuring to an average cost of 22 basis points for the year ended December 31, 2005 compared to the prior year. Interest paid on interest-bearing deposits decreased $88,000, or 2.7%, due to the decline in our deposit base which was partially offset by an increase of 8 basis points in average cost.

     Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented (dollars in thousands).

Years Ended December 31,		2005			2004
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	balance	dividends	cost	balance	dividends	cost

Assets:
Interest-earning assets:
Loans, net (1)(2)	$166,251	$9,645	5.80%	$158,996	$9,357	5.89%
Securities (3)	83,794	3,317	3.96	123,952	4,352	3.51
Other interest-earning assets	15,399	469	3.05	13,738	198	1.44

Total interest-earning assets	265,444	$13,431	5.06	296,686	13,907	4.69

Noninterest-earning assets	15,406			15,288
Total assets	$280,850			$311,974

Liabilities and Stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing demand deposits (4)	$13,699	$94	0.69%	$14,096	$67	0.48%
Savings accounts	33,580	334	0.99	35,975	361	1.00
Money market accounts	5,842	79	1.35	6,267	82	1.31
Certificates of deposit	74,208	2,627	3.54	79,147	2,712	3.43

Total interest-bearing deposits	127,329	3,134	2.46	135,485	3,222	2.38
FHLB advances	105,275	3,913	3.72	148,739	5,864	3.94

Total interest-bearing liabilities	232,604	7,047	3.03	284,224	9,086	3.20

Noninterest-bearing liabilities	8,701			6,356

Total liabilities	241,305			290,580

Stockholders’ equity	39,545			21,394

Total liabilities and stockholders’ equity	$280,850			$311,974

Net interest income		$6,384			$4,821

Interest rate spread (5)			2.03%			1.49%
Net interest margin (6)			2.41			1.62
Average interest-earning assets to average interest-bearing liabilities			114.12%			104.38%

(1)	Amount is net of deferred loan costs, loans in process, and estimated allowance for loan losses.

(2)	Amount includes nonaccrual loans in average balances only.

(3)	Amount does not include effect of unrealized (loss) gain on securities available-for-sale.

(4)	The interest for the year ended December 31, 2005 includes approximately $29,000 of interest on funds received for stock subscriptions related to the Company’s initial public offering and therefore does not impact the average balance of interest-bearing demand deposits.

(5)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(6)	Net interest margin represents net interest income divided by average interest-earning assets.

     Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns (dollars in thousands).

		2005 Compared to 2004
	Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Net

Interest and dividend income:
Loans, net	$427	$(133)	$(6)	$288
Securities	(1,410)	555	(180)	(1,035)
Other interest-earning assets	24	220	27	271

Total interest-earning assets	(959)	642	(159)	(476)

Interest expense:
Deposits	(194)	113	(7)	(88)
FHLB advances	(1,714)	(335)	98	(1,951)

Total interest-bearing liabilities	(1,908)	(222)	91	(2,039)

Change in net interest income	$949	$864	$(250)	$1,563

     Provision for Loan Losses. The following table summarizes the activity in the provision for loan losses for the years ended December 31, 2005 and 2004 (dollars in thousands).

Years Ended December 31,	2005	2004

Allowance at beginning of period	$725	$725
Provision for loan losses	85	144
Charge-offs	10	144
Recoveries	—	—

Net charge-offs	10	144

Allowance at end of period	$800	$725

     Provisions for loan losses were $85,000 for 2005 compared to $144,000 for 2004. We had net charge-offs of $10,000 in 2005 compared to $144,000 in 2004. The provision in 2005 was based on the recognition of fewer charge-offs and management’s decision to maintain the allowance for loan losses at a level deemed adequate based on the composition and overall increase in loans.
     An analysis of the changes in the allowance for loan losses is presented under “Risk Management—Analysis and Determination of the Allowance for Loan Losses.”

     Noninterest Income. The following table summarizes noninterest income for the years ended December 31, 2005 and 2004 (dollars in thousands).

Years Ended December 31,	2005	2004	% Change

Fees and service charges	$435	$430	1.2%
Insurance commissions	1,461	1,444	1.2
Income from bank-owned life insurance	273	223	22.4
Net loss on sales of available-for-sale securities	(1)	(507)	(99.8)
Other	46	49	(6.1)

Total noninterest income	$2,214	$1,639	35.1%

     Noninterest income increased $575,000, or 35.1%, due to the decrease in net loss on the sale of securities. The 2004 net loss on the sales of securities was primarily the result of the balance sheet restructuring which occurred in November 2004.
     Noninterest Expense. The following table summarizes noninterest expense for the years ended December 31, 2005 and 2004 (dollars in thousands).

Years Ended December 31,	2005	2004	% Change

Compensation and employee benefits	$5,728	$3,976	44.1%
Occupancy	833	726	14.7
Federal insurance premiums	70	30	133.3
Data processing	277	270	2.6
Advertising	129	80	61.3
Professional services	310	70	342.9
Stationary, printing and supplies	116	117	(0.9)
Telephone	56	66	(15.2)
Postage	100	93	7.5
Correspondent bank fees	95	112	(15.2)
FHLB advance prepayment fee	—	1,940	(100.0)
All other	775	711	9.0

Total noninterest expense	$8,489	$8,191	3.6%

     Noninterest expense increased $298,000 or 3.6%. Compensation and employee benefit costs increased $1.8 million from the prior year ended. The amount for 2005 includes $687,000 of charges, recorded in the fourth quarter, related to the termination of the former Chief Financial Officer and $410,000 for the Retirement Agreement that was entered into with the former President and Chief Executive Officer which was recorded during the third quarter of 2005. Compensation and employee benefits costs also include $153,000 of expense from the Employee Stock Ownership Plan (“ESOP”), which was established in April 2005. The hiring of additional personnel and merit increases also influenced the increase for the year ended December 31, 2005. Conversely, the year ended December 31, 2004 includes a recovery of $247,000 of previously accrued expenses due to the termination of a post-retirement health plan during the second quarter of 2004.
     Other significant changes in noninterest expense which occurred for the year ended December 31, 2005 are as follows: Occupancy expense increased $107,000 due to the current year technology initiative to update infrastructure with respect to computer equipment hardware and accessories which increased depreciation and maintenance agreement costs. Advertising costs increased $49,000 based on marketing of our deposit and loan products in addition to our new online banking product, primarily in the fourth quarter of 2005. Professional service fees increased $240,000 as a result of expenses incurred in preparation of becoming, and operation as, a publicly traded entity in addition to costs associated with the termination and retirement agreements.
     The year ended December 31, 2004 includes a $1.9 million FHLB prepayment penalty fee which was incurred as part of the balance sheet restructuring transaction in November 2004.

     Income Taxes. In 2005, we had income tax expense of $88,000, compared to a tax benefit of $1.0 million in 2004. The change in tax position from a benefit to tax expense is due to increases in pre-tax and taxable income. The increase in pre-tax income for 2005 was derived from the balance sheet restructuring in 2004, whereby FHLB advances were prepaid with proceeds from the sale of securities, thereby reducing future cost of funds and recognition of a net loss on securities. Therefore, taxable income increased in 2005 based on previously noted transactions and was also affected by the timing difference related to recognition of benefit costs from the termination agreement with the former Chief Financial Officer.
Risk Management
     Overview. Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for on a mark-to-market basis. Other risks that we face are operational risks, liquidity risks and reputation risk. Operational risks include risks related to fraud,regulatory compliance, processing errors, technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.
     Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. Our strategy also emphasizes the origination of one-to-four family mortgage loans, which typically have lower default rates than other types of loans and are secured by collateral that generally tends to appreciate in value.
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
     The following table provides information with respect to our nonperforming assets at the dates indicated (dollars in thousands).

December 31,	2005	2004	2003	2002	2001

Nonaccrual loans:
Real estate – mortgage	$212	$276	$353	$320	$192
Real estate – construction	—	—	—	—	—
Consumer	43	29	25	137	38
Commercial business	—	—	70	—	—

Total	255	305	448	457	230

Accruing loans past due 90 days or more:
Real estate – mortgage	12	2	79	79	172
Real estate – construction	—	—	—	—	—
Consumer	4	31	82	31	188
Commercial business	—	—	21	—	—

Total	16	33	182	110	360

Total of nonaccrual and 90 days or more past due loans	271	338	630	567	590
Real estate owned	21	—	—	7	188

Total nonperforming assets	292	338	630	574	778

Troubled debt restructurings	—	—	—	—	—

Troubled debt restructurings and total nonperforming assets	$292	$338	$630	$574	$778

Total nonperforming loans to total loans	0.16%	0.21%	0.38%	0.52%	0.61%
Total nonperforming loans to total assets	0.10	0.13	0.19	0.20	0.22
Total nonperforming assets to total assets	0.11	0.13	0.19	0.20	0.29

     Interest income that would have been recorded for the years ended December 31, 2005 and December 31, 2004 had nonaccruing loans been current according to their original terms amounted to $31,000 and $19,000, respectively. No interest related to nonaccrual loans was included in interest income for the year ended December 31, 2005.
     Federal regulations require us to review and classify our assets on a regular basis. In addition, the Office of Thrift Supervision has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard” assets must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful” assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as substandard or doubtful we establish a general valuation allowance for loan losses. If we classify an asset as loss, we charge-off an amount equal to 100% of the portion of the asset classified loss.
     The following table shows the aggregate amounts of our classified assets at the dates indicated (dollars in thousands).

December 31,	2005	2004	2003

Special mention assets	$1,845	$2,124	$1,715
Substandard assets	253	293	435
Doubtful assets	—	—	—
Loss assets	—	—	—

Total classified assets	$2,098	$2,417	$2,150

     Other than disclosed in the above tables, there are no other loans at December 31, 2005 that management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.
     Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated (dollars in thousands).

December 31,	2005		2004		2003
	30-59	60-89	30-59	60-89	30-59	60-89
	Days	Days	Days	Days	Days	Days
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

Real estate — mortgage	$289	$387	$456	$37	$252	$37
Real estate — construction	—	—	—	—	—	—
Consumer	80	18	38	34	152	74
Commercial business	—	—	—	52	—	—

Total delinquencies	$369	$405	$494	$123	$404	$111

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
     General Valuation Allowance on Identified Problem Loans. We establish a general allowance for classified loans and delinquent loans that do not have an allowance. We segregate these loans by loan category and assign allowance percentages to each category based on inherent losses associated with each type of lending and consideration that these loans, in the aggregate, represent an above-average credit risk and that more of these loans will prove to be uncollectible compared to loans in the general portfolio.

     General Valuation Allowance on the Remainder of the Loan Portfolio. We establish another general allowance for loans that are not classified or delinquent to recognize the inherent losses associated with lending activities. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages to each category. The allowance percentages have been derived using percentages commonly applied under the regulatory framework for First Federal Savings Bank and similarly sized institutions. The percentages are adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio,duration of the current business cycle and bank regulatory examination results. The applied loss factors are reevaluated periodically to ensure their relevance in the current economic environment.
     In addition, we retain a general loan loss allowance that has not been allocated to particular problem assets or loan categories, other than the broad categories of mortgage loans and non-mortgage loans. This unallocated portion of our allowance is determined based on management’s evaluation of the collectibility of the portfolio as of the evaluation date. The significant factors considered by management in determining the unallocated portion of the allowance are changes in the composition of the loan portfolio, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations,seasoning of the loan portfolio,recent loss experience,duration of the current business cycle and bank regulatory examination results.
     We identify loans that may need to be charged-off as a loss by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectibility. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan or a shortfall in collateral value would result in our charging off the loan or the portion of the loan that was impaired.
     The Office of Thrift Supervision, as an integral part of its examination process,periodically reviews our allowance for loan losses. The Office of Thrift Supervision may require us to make additional provisions for loan losses based on judgments different from ours.
     At December 31, 2005, our allowance for loan losses represented 0.46% of total loans and 295.2% of nonperforming loans. The allowance for loan losses increased at December 31, 2005 from December 31, 2004 due to management’s decision to maintain at a level deemed adequate based on composition and overall increase in loans.

     The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated (dollars in thousands).

December 31,	2005		2004		2003
		% of		% of		% of
		total		total		total
	Amount	loans(1)	Amount	loans(1)	Amount	loans(1)

Real estate — mortgage	$452	91.0%	$440	89.8%	$319	89.9%
Real estate — construction	10	3.1	8	3.6	10	2.4
Home equity	58	3.6	65	4.0	60	4.7
Consumer	13	1.6	17	2.0	17	2.4
Commercial business	32	0.7	33	0.6	25	0.6
Unallocated	235	—	162	—	294	—

Total allowance for loan losses	$800	100.0%	$725	100.0%	$725	100.0%

(1)	Represents percentage of loans in each category to total loans.

December 31,	2002		2001
		% of		% of
		total		total
	Amount	loans(1)	Amount	loans(1)

Real estate — mortgage	$167	80.5%	$165	81.6%
Real estate — construction	13	6.3	3	1.5
Home equity	93	8.4	92	10.2
Consumer	20	4.3	31	5.6
Commercial business	9	0.5	12	1.1
Unallocated	223	—	222	—

Total allowance for loan losses	$525	100.0%	$525	100.0%

(1)	Represents percentage of loans in each category to total loans.
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

     Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated (dollars in thousands).

Years Ended December 31,	2005	2004	2003	2002	2001

Allowance at beginning of period	$725	$725	$525	$525	$525
Provision for loan losses	85	144	242	59	84
Charge-offs:
Real estate — mortgage	10	—	32	52	51
Real estate — construction	—	—	—	—	—
Consumer	—	15	10	7	33
Commercial business	—	129	—	—	—

Total charge-offs	10	144	42	59	84

Recoveries	—	—	—	—	—

Net charge-offs	10	144	42	59	84

Allowance at end of period	$800	$725	$725	$525	$525

Allowance to nonperforming loans	295.20%	214.50%	115.08%	92.59%	88.98%
Allowance to total loans at the end of the period	0.46	0.45	0.44	0.48	0.55
Net charge-offs to average loans during the period	0.01	0.09	0.03	0.06	0.09

     Interest Rate Risk Management. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes: adjusting the maturities of borrowings; adjusting the investment portfolio mix and duration; and periodically selling securities available-for-sale. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.
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
     We use an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 to 200 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, this analysis is not performed for decreases of more than 200 basis points. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at December 31, 2005 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change (dollars in thousands).

				Net Portfolio Value
				as % of
December 31, 2005	Net Portfolio Value			Portfolio Value of Assets
Basis Point (“bp”)
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

300 bp	$21,393	$(15,603)	(42.2)%	8.40%	(485	) bp
200	26,812	(10,184)	(27.5)	10.20		(305)
100	32,156	(4,840)	(13.1)	11.85		(139)
Static	36,996	—	—	13.25		—
(100)	39,465	2,469	6.7	13.84		59
(200)	38,357	1,361	3.7	13.34		9

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
     Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of available-for-sale securities and borrowings from the Federal Home Loan Bank of Pittsburgh. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.
     We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.
     Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2005, cash and cash equivalents totaled $6.3 million. Securities classified as available-for-sale whose market value exceeds cost, which provide additional sources of liquidity, totaled $17.7 million at December 31, 2005. In addition, at December 31, 2005, we had the ability to borrow a total of approximately $191.0 million from the Federal Home Loan Bank of Pittsburgh. On December 31, 2005, we had $102.4 million of FHLB advances outstanding.
     At December 31, 2005, we had $8.9 million of commitments to lend, which was comprised of $3.5 of mortgage loan commitments, $3.4 million of loans in process, $1.7 million of unused home equity lines of credit and $407,000 of unused commercial lines of credit. Certificates of deposit due within one year of December 31, 2005 totaled $34.4 million, or 47.5% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long period in the recent interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds including other certificates of deposit and borrowings. We believe, however, based on past experience, that a significant portion of our maturing certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
     The following table presents certain of our contractual obligations as of December 31, 2005 (dollars in thousands).

	Amounts due in
		Less than	One to	Three to	More than
	Total	one year	three years	five years	five years

Long-term debt obligations (1)	$102,404	$33,500	$30,263	$20,206	$18,435
Operating lease obligations (2)	118	33	57	28	—

Total	$102,522	$33,533	$30,320	$20,234	$18,435

(1)	Federal Home Loan Bank advances.

(2)	Payments are for lease of real property.
     Our primary investing activities are the origination and purchase of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts and Federal Home Loan Bank advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, we offer promotional rates on certain deposit products to attract deposits. Proceeds from our initial public offering in April of 2005 provided funding sufficient to reduce borrowings and to fund new loans. No further changes in our funding mix are currently planned or expected, other than changes in the ordinary course of business resulting from deposit flows. For information about our costs of funds, see “Results of Operations for the Years Ended December 31, 2005 and 2004—Net Interest Income.”

     The following table presents our primary investing and financing activities during the periods indicated (dollars in thousands).

Years Ended December 31,	2005	2004

Investing activities:
Loan purchases	$(20,228)	$—
Loans disbursed or closed	(20,218)	(20,407)
Loan principal repayments	25,992	26,612
Proceeds from maturities and principal repayments of securities	24,951	51,177
Proceeds from sales of securities available-for-sale	4,660	69,392
Purchases of securities	(22,443)	(75,950)

Financing activities:
Decrease in deposits	(12,492)	(5,068)
Decrease in FHLB advances	(8,012)	(50,095)

     Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2005,we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.
     We also manage our capital for maximum stockholder benefit. The capital from our stock offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. We may use capital management tools such as cash dividends and common share repurchases. However, under Office of Thrift Supervision regulations, we are not allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under the stock-based benefit plan, unless extraordinary circumstances exist and we receive regulatory approval.
     Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see note 12 of the Notes to Consolidated Financial Statements.
     For the year ended December 31, 2005, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.
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
     None.
ITEM 8A. CONTROLS AND PROCEDURES
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
ITEM 8B. OTHER INFORMATION
     None.

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
     The information relating to the directors and officers of FedFirst Financial and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to FedFirst Financial’s Proxy Statement for the 2006 Annual Meeting of Stockholders and to Part I, Item 1,“Description of Business— Executive Officers of the Registrant” to this Annual Report on Form 10-KSB.
     FedFirst Financial has adopted a Code of Ethics and Business Conduct. See exhibits to this Annual Report on Form 10-KSB.
ITEM 10. EXECUTIVE COMPENSATION
     The information regarding executive compensation is incorporated herein by reference to FedFirst Financial’s Proxy Statement for the 2006 Annual Meeting of Stockholders.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to FedFirst Financial’s Proxy Statement for the 2006 Annual Meeting of Stockholders. At December 31, 2005, we did not have any compensation plans or individual compensation arrangements under which our equity securities are authorized for issuance.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information relating to certain relationships and related transactions is incorporated herein by reference to FedFirst Financial’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 13. EXHIBITS

3.1	Amended and Restated Charter of FedFirst Financial Corporation(1)
3.2	Amended and Restated Bylaws of FedFirst Financial Corporation(2)
4.0	Specimen Stock Certificate of FedFirst Financial Corporation(1)
10.1	Form of First Federal Savings Bank Employee Severance Compensation Plan(1)(3)
10.2	Director Fee Continuation Agreements by and between First Federal Savings Bank and certain Directors(1)(3)
10.3	Executive Supplemental Retirement Plan Agreements by and between First Federal Savings Bank and certain officers(1)(3)
10.4	Executive Supplemental Retirement Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer(1)(3)
10.5	Split Dollar Life Insurance Agreements by and between First Federal Savings Bank and certain Directors(1)(3)
10.6	Split Dollar Life Insurance Agreements by and between First Federal Savings Bank and certain officers(1)(3)
10.7	Split Dollar Life Insurance Agreement by and between First Federal Savings Bank and Richard B. Boyer(1)(3)
10.8	Employment Agreement dated as of October 11, 2005 by and between First Federal Savings Bank, FedFirst Financial Corporation and John G. Robinson(3)(4)
10.9	Employment Agreement dated as of October 11, 2005 by and between First Federal Savings Bank, FedFirst Financial Corporation and Patrick G. O’Brien(3)(4)
10.10	Retirement Agreement and General Release dated as of September 9, 2005 by and between First Federal Savings Bank, FedFirst Financial Corporation, FedFirst Mutual Holding Company and Peter D. Griffith(3)(4)
10.11	Form of Employment Agreement between FedFirst Financial Corporation, First Federal Savings Bank and Robert L. Breslow(1)(3)
10.12	Consulting Agreement between First Federal Savings Bank and Peter D. Griffith(1)(3)
10.13	Employment Agreement between First Federal Savings Bank and Richard B. Boyer(1)(3)
10.14	Employment Agreement between Exchange Underwriters, Inc. and Richard B. Boyer(1)(3)
10.15	Lease Agreement between Exchange Underwriters, Inc. and Richard B. and Wendy A. Boyer(1)
10.16	Employment Agreement dated as of March 23, 2006 by and between First Federal Savings Bank, FedFirst Financial Corporation and Robert C. Barry, Jr. (3)
14.0	Code of Ethics and Business Conduct(1)
21.0	Subsidiaries of the Registrant(1)
23.0	Consent of Edwards Sauer & Owens, P.C.
31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Principal Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer

(1)	Incorporated herein by reference to the Exhibits to the Registration Statement on Form SB-2, and amendments thereto, initially filed on December 17, 2004, Registration No. 333-121405.

(2)	Incorporated herein by reference to the Exhibits to FedFirst Financial Corporation’s Form 10-QSB filed on August 12, 2005.

(3)	Management contract or compensation plan or arrangement.

(4)	Incorporated herein by reference to the Exhibits to FedFirst Financial Corporation’s Form 10-QSB filed on November 14, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information relating to the principal accountant fees and expenses is incorporated herein by reference to FedFirst Financial’s Proxy Statement for the 2006 Annual Meeting of Stockholders.
SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FedFirst Financial Corporation
Date: March 30, 2006	/s/ John G. Robinson
By: John G. Robinson
President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John G. Robinson	President, Chief Executive Officer	March 30, 2006
John G. Robinson	and Director
(principal executive officer)

/s/ Jamie L. Prah	Principal Financial Officer	March 30, 2006
Jamie L. Prah	(principal accounting and
financial officer)

/s/ Richard B. Boyer Richard B. Boyer	Director	March 30, 2006

/s/ Joseph U. Frye Joseph U. Frye	Director	March 30, 2006

/s/ John M. Kish John M. Kish	Director	March 30, 2006

/s/ John J. LaCarte John J. LaCarte	Director	March 30, 2006

/s/ Jack M. McGinley Jack M. McGinley	Director	March 30, 2006

FEDFIRST FINANCIAL CORPORATION AND SUBSIDIARIES
MONESSEN, PENNSYLVANIA
FINANCIAL STATEMENTS

Certified Public Accountants & Business Advisors 500 Warner Centre, 332 Fifth Avenue, Pittsburgh, PA 15222 Phone: 412-281-9211 Fax: 412-281-2407 www.esocpa.com	A Professional Corporation
REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
To the Board of Directors
FedFirst Financial Corporation and Subsidiaries
Monessen, Pennsylvania
We have audited the accompanying consolidated statements of condition of FedFirst Financial Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of (loss) income, changes in equity and comprehensive income and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FedFirst Financial Corporation and Subsidiaries as of December 31, 2005 and 2004 and the results of its operations and cash flows for the years then ended, in conformity with accepted accounting principles generally accepted in the United States of America.

Pittsburgh, Pennsylvania
March 10, 2006

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31,	2005	2004
(Dollars in thousands except share data)
Assets

Cash and cash equivalents:
Cash and due from banks	$1,437	$1,405
Interest-earning deposits	4,895	5,310

Total cash and cash equivalents	6,332	6,715

Securities available-for-sale	77,947	86,307
Loans, net	171,162	156,708
Federal Home Loan Bank (“FHLB”) stock, at cost	5,147	6,388
Accrued interest receivable — loans	1,028	1,000
Accrued interest receivable — securities	357	339
Premises and equipment, net	2,070	2,103
Bank-owned life insurance	6,984	6,536
Goodwill	1,080	1,080
Real estate owned	21	—
Other assets	1,088	1,168
Deferred tax assets and tax credit carryforwards	2,855	1,981

Total assets	$276,071	$270,325

Liabilities and Stockholders’ Equity

Deposits:
Non-interest-bearing	$3,181	$3,626
Interest-bearing	121,716	133,763

Total deposits	124,897	137,389

FHLB advances	102,404	110,416
Advance payments by borrowers for taxes and insurance	291	763
Accrued interest payable — deposits	636	615
Accrued interest payable — borrowings	325	433
Other liabilities	2,157	674

Total liabilities	230,710	250,290

Minority interest in subsidiary	66	66

Stockholders’ equity:
Preferred stock $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock $0.01 par value; 20,000,000 shares authorized; 2005 — 6,612,500 shares issued	66	—
Additional paid-in-capital	28,648	—
Retained earnings — substantially restricted	20,026	20,186
Accumulated other comprehensive loss, net of deferred taxes of $(661) and $(140)	(1,026)	(217)
Unearned Employee Stock Ownership Plan (“ESOP”)	(2,419)	—

Total stockholders’ equity	45,295	19,969

Total liabilities and stockholders’ equity	$276,071	$270,325

See Notes to Consolidated Financial Statements

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS

Years Ended December 31,	2005	2004
(Dollars in thousands)
Interest income:
Loans	$9,645	$9,357
Securities	3,317	4,352
Other interest-earning assets	469	198

Total interest income	13,431	13,907

Interest expense:
Deposits	3,134	3,222
FHLB advances	3,913	5,864

Total interest expense	7,047	9,086

Net interest income	6,384	4,821

Provision for loan losses	85	144

Net interest income after provision for loan losses	6,299	4,677

Noninterest income:
Fees and service charges	435	430
Insurance commissions	1,461	1,444
Income from bank-owned life insurance	273	223
Net loss on sales of securities available-for-sale	(1)	(507)
Other	46	49

Total noninterest income	2,214	1,639

Noninterest expense:
Compensation and employee benefits	5,728	3,976
Occupancy	833	726
Insurance premiums	70	30
Data processing	277	270
FHLB advance prepayment fee	—	1,940
Other	1,581	1,249

Total noninterest expense	8,489	8,191

Minority interest in net income of consolidated subsidiary	38	38

Loss before income taxes (benefits)	(14)	(1,913)
Income taxes (benefits)	88	(1,030)

Net loss	$(102)	$(883)

See Notes to Consolidated Financial Statements

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

				Accumulated
		Additional		Other	Unearned	Total
	Common	Paid-In	Retained	Comprehensive	ESOP	Stockholders’	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Shares	Equity	Income (Loss)
(Dollars in thousands)
Balance at January 1, 2004	$—	$—	$21,136	$28	$—	$21,164	$—
Comprehensive income:
Net loss	—	—	(883)	—	—	(883)	(883)
Unrealized loss on securities available-for-sale, net of tax of $(485)	—	—	—	(752)	—	(752)	(752)
Reclassification adjustment, net of tax of $327	—	—	—	507	—	507	507

Dividends paid by subsidiary	—	—	(67)	—	—	(67)

Total comprehensive loss							$(1,128)

Balance at December 31, 2004	—	—	20,186	(217)	—	19,969

Comprehensive income:
Net loss	—	—	(102)	—	—	(102)	$(102)
Unrealized loss on securities available-for-sale, net of tax of $(522)	—	—	—	(810)	—	(810)	(810)
Reclassification adjustment, net of tax of $1	—	—	—	1	—	1	1

Issuance of common stock (1)	63	26,080	—	—	—	26,143
Issuance of common stock to establish ESOP	3	2,589	—	—	(2,592)	—
ESOP shares committed to be released	—	(21)	—	—	173	152
Dividends paid by subsidiary	—	—	(58)	—	—	(58)

Total comprehensive loss							$(911)

Balance at December 31, 2005	$66	$28,648	$20,026	$(1,026)	$(2,419)	$45,295

(1)	Additional paid-in capital balance is net of stock issuance costs of approximately $1.1 million.
See Notes to Consolidated Financial Statements

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2005	2004
(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(102)	$(883)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	38	38
Minority interest in net income of consolidated subsidiary
Provision for loan losses	85	144
Depreciation	341	294
Net loss on sale of securities available-for-sale	1	507
Deferred income taxes	81	(635)
Net (amortization) accretion of security premiums and loan costs	(89)	624
Loss on sale of premises and equipment	—	4
Amortization of investments in affordable housing projects	200	171
Non cash expense for ESOP	153	—
(Increase) decrease in accrued interest receivable	(46)	412
Increase in bank-owned life insurance	(273)	(223)
Decrease (increase) in other assets	207	(704)
Increase (decrease) in other liabilities	576	(1,556)

Net cash provided by (used in) operating activities	1,172	(1,807)

Cash flows from investing activities:
Net loan repayments	5,638	8,502
Purchases of mortgage loans	(20,228)	—
Proceeds from maturities of and principal repayments of securities available-for-sale	24,951	51,177
Proceeds from sales of securities available-for-sale	4,660	69,392
Purchases of securities available-for-sale	(22,443)	(75,950)
Purchases of premises and equipment	(308)	(186)
Decrease in FHLB Bank stock	1,241	2,526
Proceeds from sale of premises and equipment	—	27
Purchase of bank-owned life insurance	(175)	(175)

Net cash (used in) provided by investing activities	(6,664)	55,313

Cash flows from financing activities:
Net decrease in FHLB advances	(8,012)	(50,095)
Net decrease in deposits	(12,492)	(5,068)
(Decrease) increase in advance payments by borrowers for taxes and insurance	(472)	110
Dividends paid	(58)	(67)
Proceeds from stock offering, net	28,735	—
Establishment of ESOP	(2,592)	—

Net cash provided by (used in) financing activities	5,109	(55,120)

Net decrease in cash and cash equivalents	(383)	(1,614)
Cash and cash equivalents, beginning of period	6,715	8,329

Cash and cash equivalents, end of period	$6,332	$6,715

Supplemental cash flow information:
Cash paid for:
Interest on deposits, advances, and other borrowings	$7,134	$9,296

Income taxes	$396	$96

Supplemental cash flow information:
Real estate acquired in settlement of loans	$21	$—

See Notes to Consolidated Financial Statements

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Summary of Significant Accounting Policies

Nature of Operations
The accompanying consolidated financial statements include the accounts of FedFirst Financial Corporation, a federally chartered holding Company (“FedFirst Financial” or the “Company”), whose wholly owned subsidiaries are First Federal Savings Bank (the “Bank”), a federally chartered stock savings bank, and FedFirst Exchange Corporation (“FFEC”). FFEC has an 80% controlling interest in Exchange Underwriters, Inc. Exchange Underwriters, Inc. is a full-service, independent insurance agency that offers property and casualty, life, health, commercial liability, surety and other insurance products. The Company is a majority owned subsidiary of FedFirst Financial Mutual Holding Company (“FFMHC”), a federally chartered mutual holding company. FFMHC has had virtually no operations and assets other than an investment in the Company, and is not included in these financial statements. All significant intercompany transactions have been eliminated.

The Bank provides a full range of banking services to individual and business customers from its seven locations in southwestern Pennsylvania. Additionally, through Exchange Underwriters, Inc. the Bank participates in the insurance business in southwestern Pennsylvania. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

On April 6, 2005, FedFirst Financial completed its initial public offering. The Company registered and sold 2,975,625 shares of common stock, par value $0.01. In connection with the offering, the Company also sold 3,636,875 shares of common stock to FedFirst Financial MHC at $0.01 per share. As a result, FedFirst Financial MHC owns 55% of the Company’s common stock. Proceeds from the offering totaled $28.7 million, net of stock issuance costs of approximately $1.1 million.
Estimates
In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.
Cash and Cash Equivalents
For purposes of the statements of cash flows, the Company has defined cash and cash equivalents as those amounts included in the statements of financial condition as cash and due from banks and interest-earning deposits.

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Securities
The Company classifies securities at the time of purchase as either held-to-maturity, trading or available-for-sale. Securities that the Company has the positive intent and ability to hold to maturity are classified as securities held-to-maturity and are reported at amortized cost. Securities bought and held principally for the purpose of selling them in the near term are classified as securities for trading and reported at fair value with unrealized gains and losses included in earnings. The Company has no held-to-maturity or trading securities at December 31, 2005 or 2004, respectively. Securities not classified as held-to-maturity or trading securities are classified as securities available-for-sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Interest income includes amortization of purchase premium or discount. Premiums and discounts are amortized using the level yield method. Net gain or loss on the sale of securities is based on the amortized cost of the specific security sold.
Loans
Loans are stated at the outstanding principal amount of the loans, net of premiums and discounts on loans purchased, deferred loan costs, the allowance for loan losses and loans in process. Interest income on loans is accrued and credited to interest income as earned. Loans are generally placed on nonaccrual status at the earlier of when they become delinquent 90 days or more as to principal or interest or when it appears that principal or interest is uncollectible. Interest accrued prior to a loan being placed on nonaccrual status is subsequently reversed. Interest income on nonaccrual loans is recognized only in the period in which it is ultimately collected. Loans are returned to an accrual status when factors indicating doubtful collectibility no longer exist.

The Company defines the population of impaired loans to be all nonaccrual commercial real estate and multi-family loans. Impaired loans are individually assessed to determine whether the loan’s carrying value is not in excess of the fair value of the collateral or the present value of the loan’s expected future cash flows. Smaller balance homogeneous loans that may be collectively evaluated for impairment, such as one-to-four family residential mortgage loans and consumer loans, are specifically excluded from the impaired loan portfolio.

Loan fees, and certain direct loan origination costs for originating mortgage loans, are deferred and the net fee or cost is amortized to interest income as a yield adjustment over the contractual lives of the related loans using the interest method. Amortization of deferred loan fees and costs is discontinued when a loan is placed on nonaccrual status.
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

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is evaluated in total for smaller-balance loans of similar nature, such as one-to-four family residential mortgage and consumer loans, and on an individual basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net at the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.
Advertising Costs
The Company follows the policy of charging the costs of advertising to expense as incurred. Total advertising expense was approximately $129,000 and $80,000 for the years ended December 31, 2005 and 2004, respectively.
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
Premises and Equipment
Land is carried at cost. Office properties and equipment are carried at cost less accumulated depreciation and amortization. Buildings and leasehold improvements are depreciated using the straight-line method using useful lives ranging from 10 to 40 years.

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Furniture, fixtures, and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 10 years. Charges for maintenance and repairs are expensed as incurred.
Bank-Owned Life Insurance
The Company purchased insurance on the lives of certain key employees. The policies accumulate asset values to meet future liabilities including the payment of employee benefits. Increases in the cash surrender value are recorded as noninterest income in the Consolidated Statements of Loss. The cash surrender value of bank-owned life insurance is recorded as an asset on the Consolidated Statements of Financial Condition.
Goodwill
Goodwill represents the excess of the cost of Exchange Underwriters, Inc. as of June 1, 2002 over the fair value of its net assets. The Company adopted the provisions of Financial Accounting Standard (“FAS”) No. 142, Goodwill and Other Intangible Assets, which requires that goodwill be reported separate from other intangible assets in the Statement of Financial Condition and not be amortized but tested for impairment annually, or more frequently if impairment indicators arise for impairment. No impairment charge was deemed necessary for the years ended December 31, 2005 and 2004, respectively.
Income Taxes
The provision for income taxes is the total of the current year income tax due or refundable and the change in the deferred tax assets and liabilities. Deferred tax assets and liabilities are the estimated future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases, computed using enacted tax rates. The realization of deferred tax assets is assessed and a valuation allowance provided, when necessary, for that portion of the asset which is not likely to be realized. Management believes, based upon current facts, that it is more likely than not there will be sufficient taxable income in future years to realize the deferred tax assets. The Company and its subsidiaries file a consolidated federal return.
Investment in Affordable Housing Projects
The Company accounts for its limited partnership interests in affordable housing projects under the cost-recovery method. The investment is included in other assets in the Consolidated Statements of Financial Condition. The Company received tax credits each year over a ten-year period, contingent upon the affordable housing projects meeting certain qualified tenant occupancy rates as defined in the Internal Revenue Code Section 42. The investment was completely amortized at December 31, 2005 and had a balance of $200,000 at December 31, 2004. The investment was amortized in proportion to the current year tax credit over the total tax credit available. The tax credit is recorded as a direct reduction of income tax expense. The Company recorded tax credits of approximately $190,000 for the years ended December 31, 2005 and 2004, respectively. At

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004, approximately $1.0 million and $782,000, respectively, of the credit was not able to be used to offset current income tax. The credit has been reflected as an asset, and is available to be used to offset future taxes with the credits expiring in years 2021 through 2025.
Comprehensive Income
The Company is required to present comprehensive income and its components in a full set of general purpose financial statements for all periods presented. Other comprehensive income is comprised exclusively of net unrealized holding gains (losses) on its available-for-sale securities. The Company has elected to report the effects of its other comprehensive income as part of the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income.
Federal Home Loan Bank System
The Company is a member of the Federal Home Loan Bank System. As a member, the Bank maintains an investment in the capital stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”) of 1.0% of its outstanding conventional mortgage loans, 0.3% of its total assets or 1/20 of its advances (borrowings), whichever is greater. Deficiencies, if any, in the required investment at the end of any reporting period are purchased in the subsequent reporting period. The Company receives dividends on its FHLB capital stock, which are included in interest income. The investment is carried at cost. No ready market exists for the stock, and it has no quoted market value.
Earnings Per Share
Basic earnings per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding. The Company had no publicly held shares outstanding prior to the Company’s initial public offering on April 6, 2005.
Reclassifications of Prior Year’s Statements
Certain previously reported items have been reclassified to conform to the current year’s classifications.
Recent Accounting Pronouncements
In September 2004, the Financial Accounting Standards Board, (“FASB”), approved issuing a Staff Position to delay the requirement to record impairment losses under EITF 03-1, but broadened the scope to include additional types of securities. As proposed, the delay would have applied only to those debt securities described in paragraph 16 of EITF 03-1, the Consensus that provides guidance for determining whether an investment’s impairment is other than temporary and should be recognized in income. On June 29, 2005, the FASB directed the EITF to issue EITF Issue 03-1-a, “Implementation Guidance

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. On November 3, 2005, the FASB issued FASB Staff Position, or FSP, FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses determining when an investment is considered impaired and whether that impairment is other than temporary, and measuring an impairment loss. The FSP also addresses the accounting after an entity recognizes an other-than-temporary impairment, and requires certain disclosures about unrealized losses that the entity did not recognize as other-than-temporary impairments. The FSP is effective for reporting periods beginning after December 15, 2005. The Company currently evaluating the requirements of FSP FAS 115-1 and FAS 124-1 and does not expect them to have a material effect on our financial condition or results of operations.

In December 2004, the FASB issued Financial Accounting Standards (“FAS”) No. 123 (revised 2004), Share-Based Payments (“FAS 123R”). FAS 123R is a revision of the FASB Statement No. 123, Accounting for Stock-Based Compensation. FAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and any related implementation guidance. FAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FAS 123R is effective as of the beginning of the annual reporting period that begins after June 15, 2005. FAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. This statement has no immediate impact on the Company as there are no stock based compensation plans in place at December 31, 2005.

In December 2004, the FASB issued FAS No. 153, Exchanges of Nonmonetary Assets, (an amendment of APB Opinion No. 29). FAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. FAS 153 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not anticipate that this accounting standard will have a material effect on the Company’s financial statements.

In May 2005, the FASB issued FAS No. 154, Accounting Changes and Error Corrections. FAS 154, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 requires retrospective application for voluntary changes in accounting principles unless it is impracticable to do so. FAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. Early application is permitted for accounting changes and corrections of errors during fiscal years beginning after June 1, 2005. The Company currently evaluating the requirements of FAS No. 154 and does not expect it to have a material effect on our consolidated financial statements.

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.	Securities

The following table sets forth the amortized cost and fair value of securities available-for-sale at the dates indicated (dollars in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2005	Cost	Gains	Losses	Value

Securities available-for-sale:
U.S. Government and agency securities	$15,425	$—	$(529)	$14,896
Mortgage-backed securities	23,373	118	(165)	23,326
Guaranteed REMICs	36,737	25	(1,060)	35,702
Corporate debt securities	4,024	—	(76)	3,948
Other debt securities	26	—	—	26
Equity securities	49	—	—	49

Total securities available-for-sale	$79,634	$143	$(1,830)	$77,947

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2004	Cost	Gains	Losses	Value

Securities available-for-sale:
U.S. Government and agency securities	$13,425	$4	$(216)	$13,213
Mortgage-backed securities	26,626	244	(90)	26,780
Guaranteed REMICs	44,013	67	(377)	43,703
Corporate debt securities	2,495	11	(1)	2,505
Other debt securities	56	—	—	56
Equity securities	50	—	—	50

Total securities available-for-sale	$86,665	$326	$(684)	$86,307

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents gross unrealized losses and fair value of securities aggregated by category and length of time that individual securities have been in a continuous loss position at December 31, 2005 (dollars in thousands).

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Government and agency securities	$4,658	$(93)	$10,238	$(436)	$14,896	$(529)
Mortgage-backed securities	4,274	(31)	4,122	(134)	8,396	(165)
Guaranteed REMICs	12,610	(224)	20,391	(836)	33,001	(1,060)
Corporate debt securities	2,475	(56)	1,473	(20)	3,948	(76)

Total temporarily impaired securities	$24,017	$(404)	$36,224	$(1,426)	$60,241	$(1,830)

The policy of the Company is to recognize an other-than-temporary impairment on equity securities where the fair value has been significantly below cost for three consecutive quarters. For fixed-maturity investments with unrealized losses due to interest rates where the Company has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery, declines in value below cost are not assumed to be other-than-temporary. The Company reviews its position quarterly and has asserted that at December 31, 2005 the declines outlined in the above table represents temporary declines and the Company does have the intent and ability to hold those securities either to maturity or to allow a market recovery.

The Company has concluded that any impairment of its securities portfolio is not other-than-temporary, but is the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amortized cost and fair value of securities at December 31, 2005 by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands).

	Amortized	Fair
December 31,	Cost	Value

Due in one year or less	$26	$26
Due from one to five years	11,351	10,999
Due from five to ten years	8,278	7,994
Due after ten years	59,930	58,879
No scheduled maturity	49	49

Total	$79,634	$77,947

Securities with amortized cost and fair value of $24.0 million and $23.6 million, respectively at December 31, 2005 were pledged to secure FHLB advances, public deposits and for other purposes required or permitted by law. Securities with an amortized cost and fair value of $37.6 million were pledged at December 31, 2004.

Proceeds from the sales of securities available-for-sale were $4.7 million and $69.4 million for the years ended December 31, 2005 and 2004, respectively. Gross realized gains and losses from sales of securities available-for-sale were as follows (dollars in thousands):

Years Ended December 31,	2005	2004

Gross gains	$—	$156
Gross losses	(1)	(663)

Net loss	$(1)	$(507)

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Loans
The following table sets forth the composition of the Company’s loan portfolio at the dates indicated (dollars in thousands).

December 31,	2005	2004

Real estate-mortgage
One-to-four family residential	$133,189	$111,333
Multi-family	21,552	26,995
Commercial	4,121	5,401

Total real estate-mortgage loans	158,862	143,729

Real estate-construction
Residential	4,366	5,584
Commercial	1,000	94

Total real estate-construction	5,366	5,678

Consumer
Education and consumer	1,955	2,303
Home equity	6,264	6,442
Loans on savings accounts	416	245
Home improvement and other	470	668

Total consumer loans	9,105	9,658

Commercial business	1,271	948

Total loans	$174,604	$160,013

Premiums on loans purchased	524	595
Net deferred loan costs	385	393
Discounts on loans purchased	(166)	(194)
Loans in process	(3,385)	(3,374)
Allowance for losses	(800)	(725)

Loans, net	$171,162	$156,708

At December 31, 2005 and 2004, the Company serviced $150,000 and $261,000, respectively, of loans for investors. Mortgage servicing rights related to these loans are not material. Corresponding escrow funds held for investors amounted to approximately $12,000 and $45,000, respectively. These amounts are not reflected in the accompanying Consolidated Statements of Financial Condition.

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s primary lending area is southwestern Pennsylvania. The Company requires collateral on all real estate exposures and generally maintains loan to value ratios of no greater than 80% without private mortgage insurance.
Activity in the allowance for loan losses was as follows (dollars in thousands):

Years Ended December 31,	2005	2004

Beginning balance	$725	$725
Provision for loan losses	85	144
Charge-offs	(10)	(144)
Recoveries	—	—

Ending balance	$800	$725

At December 31, 2005 and 2004, there were no significant loans deemed to be impaired.
Nonperforming loans were as follows (dollars in thousands):

December 31,	2005	2004

Accruing loans past due 90 days or more	$16	$33
Nonaccrual loans	255	305

Total nonperforming loans	$271	$338

4. Premises and Equipment
Premises and equipment are summarized by major classifications as follows (dollars in thousands):

December 31,	2005	2004

Land	$426	$426
Buildings and leasehold improvements	3,637	3,600
Furniture, fixtures and equipment	2,102	1,845

Total, at cost	$6,165	$5,871

Less accumulated depreciation	4,095	3,768

Premises and equipment, net	$2,070	$2,103

Depreciation expense was approximately $341,000 and $294,000 for the years ended December 31, 2005 and 2004, respectively.

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Deposits
Deposits are summarized as follows (dollars in thousands):

December 31,	2005	2004

Non-interest bearing demand deposits	$3,181	$3,626
Interest-bearing demand deposits	13,225	14,645
Savings accounts	30,797	35,681
Money market accounts	5,319	6,892
Certificates of deposit	72,375	76,545

Total deposits	$124,897	$137,389

Interest expense by deposit category is as follows (dollars in thousands):

Years Ended December 31,	2005	2004

Interest-bearing demand deposits	$94	$67
Savings accounts	334	361
Money market accounts	79	82
Certificates of deposit	2,627	2,712

Total interest expense	$3,134	$3,222

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 totaled $8.9 million and $9.3 million at December 31, 2005 and 2004, respectively. Deposit amounts in excess of $100,000 are generally not federally insured.
Scheduled maturities of certificates of deposit were as follows (dollars in thousands):

December 31,	2005		2004

2006	$34,407	2005	$39,228
2007	15,118	2006	10,427
2008	5,804	2007	10,229
2009	4,287	2008	5,112
2010 and		2009 and
thereafter	12,759	thereafter	11,549

Total	$72,375	Total	$76,545

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Federal Home Loan Bank Advances
FHLB advances consisted of the following (dollars in thousands):

	Weighted
	Average Rate		Balance
December 31,	2005	2004	2005	2004

Term advances:
Due in one year	4.41%	3.17%	$33,500	$11,000
Due in one to three years	3.33	3.67	30,263	36,139
Due in three to five years	3.54	3.56	20,206	25,878
Due in five to ten years	4.15	3.80	18,435	37,399

Total advances	3.87%	3.63%	$102,404	$110,416

Advances from the FHLB of Pittsburgh are secured by the Bank’s stock in the FHLB of Pittsburgh and certain qualifying residential mortgage loans and mortgage-backed securities to the extent that the defined statutory value must be at least equal to the advances outstanding. The maximum remaining borrowing capacity at December 31, 2005 and 2004 is approximately $191.0 million and $222.7 million, respectively. The advances are subject to restrictions or penalties in the event of prepayment.
In November 2004, the Company initiated a balance sheet restructuring. The Company prepaid $33.5 million of FHLB advances having a weighted average interest rate of 5.43%, and incurred a prepayment penalty of approximately $1.9 million before income taxes. To fund these advance prepayments, the Company sold approximately $35.1 million of securities and realized a pre-tax loss of approximately $558,000.

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Earnings Per Share
Basic earnings per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Common stock equivalents include restricted stock awards and stock options. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. The Company has not granted any restricted stock awards or stock options. Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

Quarter Ended December 31, 2005
(Dollars in thousands, except for per share data)
Net loss	$(505)
Weighted-average shares outstanding:
Basic	6,367,691
Effect of dilutive stock options and restrictive stock awards	—

Diluted	6,367,691

Earnings per share:
Basic	$(0.08)
Diluted	$(0.08)

Earnings per common share data is not presented for the years ended December 31, 2005 and 2004 as the Company had no publicly held shares outstanding prior to the Company’s initial public offering on April 6, 2005. Per share data is calculated by utilizing net income and the weighted-average common shares outstanding in the period during which shares were trading on the NASDAQ SmallCap Market, which began on April 7, 2005.

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.	Operating Leases

The Company leases certain properties under operating leases expiring in various years through 2010. Lease expense was $53,000 and $52,000 for the years ended December 31, 2005 and 2004, respectively.

Minimum future rental payments under noncancelable operating leases are as follows (dollars in thousands):

For the year ended December 31,	2005

2006	$33
2007	29
2008	28
2009	25
2010	3
Thereafter	—

Total	$118

9.	Income Taxes

The difference between actual income tax expense (benefit) and the amount computed by applying the federal statutory income tax rate of 34% to income before income taxes are reconciled as follows (dollars in thousands):

Years ended December 31,	2005	2004

Computed income tax expense (benefit)	$(17)	$(651)
Increase (decrease) resulting from:
State taxes (net of federal benefit)	(3)	(151)
Nontaxable BOLI income	(93)	(76)
Other, net	201	(152)

Actual income tax expense (benefit)	$88	$(1,030)

Effective tax rate	N/A	(53.9)%

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as follows (dollars in thousands):

December 31,	2005	2004

Deferred tax assets:
Deferred loan fees	$—	$33
Allowance for loan losses	272	247
Investments in affordable housing projects	104	65
Postretirement benefits	579	342
Net operating loss	354	351
Depreciation and amortization	—	21
Net unrealized loss on securities available-for-sale	661	140

Total deferred tax assets	1,970	1,199

Deferred tax liabilities:
Deferred loan costs	(131)	—
Depreciation and amortization	(24)	—

Total deferred tax liabilities	(155)	—

Net deferred tax assets	1,815	1,199
Tax credit carryforwards	1,040	782

Total deferred tax assets and tax credit carryforwards	$2,855	$1,981

The Company has not established a valuation allowance as it is management’s belief that it has adequate taxable income and carrybacks to realize the deferred tax assets. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Income tax expense (benefit) is summarized as follows (dollars in thousands):

Years ended December 31,	2005	2004

Currently payable	$7	$(395)
Deferred expense (benefit)	81	(635)

Total tax expense (benefit)	$88	$(1,030)

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table following) of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets, all of which are defined by the regulatory agencies to which the Bank is subject. Management believes, at December 31, 2005, that the Bank meets all capital adequacy requirements to which it is subject.

At December 31, 2005, the most recent notification from the Regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution’s categorization.

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and those required to be well capitalized (dollars in thousands).

					To be well
			For capital		capitalized
			adequacy		under prompt
	Actual		purposes		corrective
December 31, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)	$31,847	25.05%	$10,170	≥ 8.0%	$12,713	≥ 10.0%
Tier I capital (to risk weighted assets)	31,047	24.42%	5,085	≥ 4.0%	7,628	≥ 6.0%
Tier I capital (to adjusted total assets)	31,047	11.23%	11,056	≥ 3.0%	13,820	≥ 5.0%
Tangible capital (to tangible assets)	$31,047	11.23%	$4,146	≥ 1.5%	N/A	N/A

December 31, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)	$19,803	16.33%	$9,704	≥ 8.0%	$12,130	≥ 10.0%
Tier I capital (to risk weighted assets)	19,078	15.73%	4,852	≥ 4.0%	7,278	≥ 6.0%
Tier I capital (to adjusted total assets)	19,078	7.06%	8,109	≥ 3.0%	13,515	≥ 5.0%
Tangible capital (to tangible Assets)	$19,078	7.06%	$4,055	≥ 1.5%	N/A	N/A

The following is a reconciliation of the Bank’s equity under GAAP to regulatory capital at the dates indicated (dollars in thousands):

December 31,	2005	2004

GAAP equity	$31,101	$19,941
Goodwill	(1,080)	(1,080)
Accumulated other comprehensive loss (income)	1,026	217

Tier I capital	31,047	19,078
General regulatory allowance for loan losses	800	725

Total capital	$31,847	$19,803

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

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11.	Benefit Plans
401(k) Plan
The Company maintains a 401(k) plan for all salaried employees and makes a contribution to the plan based on a computation in relation to net income and compensation expense. The Company also matches 100% of the first 1-2%, and 50% of the next 3-6% of an employee’s annual salary that is contributed to the plan by the employee. Plan expense was approximately $164,000 and $245,000 for the years ended December 31, 2005 and 2004, respectively.
Supplemental Retirement Plan
The Company maintains a nonqualified defined contribution supplemental retirement plan (“SRP”) for its directors and key employees. The present value of estimated supplemental retirement benefits is charged to operations. A set retirement benefit is provided to the directors, but no set retirement is promised to officers, and no deferral of salary or income are required by the participants. Rather, the company has agreed to place a certain amount of funds into an insurance policy on behalf of the participants. Each year, whatever income the policy generates, in the case of officers, above and beyond a predetermined index rate will be accrued into a retirement account that has been established for the participant. The expense for the years ended December 31, 2005 and 2004 was approximately $709,000 and $175,000, respectively. The significant increase in 2005 is a result of $517,000 recorded in conjunction with the termination agreement of the former Chief Financial Officer.
Employee Stock Ownership Plan
On April 6, 2005 the Bank established an ESOP, whereby the ESOP purchased 259,210 shares of FedFirst Financial from proceeds provided by the Company in the form of a loan. The effective date of the ESOP is January 1, 2005 and is a leveraged plan. Employees are eligible to participate in the plan upon attaining age 21 and completing one year of service during which the employee has performed at least 1,000 hours of service. Each plan year, the Bank may, at its discretion, make additional contributions to the plan; however, at a minimum, the Bank has agreed to provide a contribution in the amount necessary to service the debt incurred to acquire the stock.
Shares are scheduled for release as the loan is repaid based on the interest method. The present amortization schedule calls for 17,281 shares to be released each December 31. There were no dividends declared or paid for the year ended December 31, 2005.
In connection with the formation of the ESOP, the Company adopted the American Institute of Certified Public Accountants’ Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. As shares in the ESOP are earned and committed to be released, compensation expense is recorded based on their average fair value. The difference between the average fair value of the shares committed to be released and the cost of those shares to the ESOP is charged or credited to additional paid-in capital. The balance of unearned shares held by the ESOP is shown as a reduction of

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
stockholders’ equity. Only those shares in the ESOP which have been earned and are committed to be released are included in the computation of earnings per share.
ESOP compensation expense was $153,000 for the year ended December 31, 2005. There were 17,281 shares earned and committed to be released for the year ended December 31, 2005. The 241,929 remaining unearned/unallocated shares had an approximate fair market value of $2.2 million.
Directors’ Health Insurance Plan
Until May 2004, the Company provided to certain board members, their spouses and qualified dependents postretirement health insurance benefits. Upon plan termination in May 2004 all active board members, their spouses and eligible dependents were no longer eligible for benefits, however, four nonactive individuals continue to receive benefits at December 31, 2005. The plan is substantially fully funded for the remaining four participants. Plan expense is summarized as follows (dollars in thousands).

		Expense Accrual/	(Net)
	Expense	Plan Termination	(Benefit)
Years ended December 31	Accrued	(Reversal)	Expense

2005	$18	$(34)	$(16)
2004	18	(247)	(229)

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12.	Concentration of Credit Risk
The risk of loss from lending and investing activities includes the possibility that a loss may occur from the failure of another party to perform according to the terms of the loan or investment agreement. This possibility of loss is known as credit risk. Credit risk can be reduced by diversifying the Company’s assets to prevent imprudent concentrations. The Company has adopted policies designed to prevent imprudent concentrations within its security and loan portfolio.
One of the primary investment vehicles for the Company for the years ended December 31, 2005 and 2004 were mortgage-backed securities which are comprised of diversified individual residential mortgage notes. Mortgage-backed securities are guaranteed as to the timely repayment of principal and interest by agencies of the United States Government or a government-sponsored enterprise. Investments in other securities consist of U.S. Government agency securities which are made to provide and maintain liquidity within the guidelines of applicable regulations.
Historically, the Company has emphasized residential and consumer loans secured by existing individual and multifamily residential properties. Substantially all of the Company’s loans, excluding those serviced by others, are made to customers located in southwestern Pennsylvania. The Company does not have any other concentration of credit risk representing greater than 10% of loans.
Off-Balance Sheet Risk
The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, consumer and commercial lines of credit, and fixed and variable rate mortgage loan commitments with interest rates ranging from 5.4% to 7.8% and are summarized as follows (dollars in thousands).

December 31,	2005	2004

Unused revolving home equity lines of credit	$1,737	$1,565
Fixed rate mortgages	3,232	3,156
Variable rate mortgages	230	294
Unused commercial business lines of credit	407	252

Commitments outstanding	$5,606	$5,267

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13.	Fair Value of Financial Instruments
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

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Commitments to Extend Credit
These financial instruments are generally not subject to sale and estimated fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure purposes. The contractual amounts of unfunded commitments are presented in Note 12 to these financial statements.
The following table sets forth the carrying amount and estimated fair value of financial instruments (dollars in thousands).

December 31,	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$6,332	$6,332	$6,715	$6,715
Securities	77,947	77,947	86,307	86,307
Loans, net	171,162	170,344	156,708	160,497
FHLB stock	5,147	5,147	6,388	6,388
Accrued interest receivable	1,385	1,385	1,339	1,339

Financial liabilities:
Deposits	124,897	124,025	137,389	138,590
FHLB advances	102,404	100,618	110,416	110,209
Accrued interest payable	961	961	1,048	1,048

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.	Condensed Financial Statements of Parent Company
Financial information pertaining only to FedFirst Financial Corporation (dollars in thousands).
Statement of Financial Condition

December 31,	2005

Assets
Cash and cash equivalents	$11,751
Investment in the Bank	31,118
Loan, ESOP	2,443
Other assets	14

Total assets	$45,326

Liabilities and Stockholders’ Equity
Accrued expenses	31
Stockholder’s equity	45,295

Total liabilities and stockholder’s equity	$45,326

Statement of Loss

Year ended December 31,	2005

Interest income	$110
Other income	14

Total income	124

Interest expense	29
Operating expense	162

Total expenses	191

Net loss before undistributed loss of subsidiary and income tax expense	(67)
Undistributed loss of subsidiary	(35)

Net loss before income taxes	(102)

Income tax expense	—

Net loss	$(102)

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Statement of Cash Flows

December 31,	2005

Cash flows from operating activities:
Net loss	$(102)
Adjustments to reconcile net loss to net cash used in operating activities:
Undistributed loss of subsidiary	35
(Increase) in other assets	(14)
Increase in accrued expenses	31

Net cash used in operating activities:	(50)

Cash flows from investing activities:
ESOP loan, net of payments received	(2,443)
Investment in the Bank	(14,500)

Net cash used in investing activities:	(16,943)

Cash flows from financing activities:
Proceeds from stock offering, net (1)	28,735
Dividends paid	(20)

Net cash provided by financing activities:	28,715

Net increase (decrease) in cash and cash equivalents	11,722

Cash and cash equivalents at beginning of period	29

Cash and cash equivalents at end of period	$11,751

(1)	Proceeds from stock offering are net of stock issuance costs of approximately $1.1 million.

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15.	Quarterly Financial Information (Unaudited)
The following table summarizes selected information regarding the Company’s results of operations for the periods indicated (dollars in thousands).

	March 31,	June 30,	September 30,	December 31,
Three Months Ended	2005	2005	2005	2005

Interest income	$3,168	$3,437	$3,441	$3,385
Interest expense	1,761	1,744	1,767	1,775

Net interest income	1,407	1,693	1,674	1,610
Provision for loan losses	—	25	25	35

Net interest income after provision for loan losses	1,407	1,668	1,649	1,575
Noninterest income	660	527	545	482
Noninterest expense	1,735	1,809	2,337	2,608
Minority interest in net income of consolidated subsidiary	28	11	6	(7)

Income (loss) before taxes	304	375	(149)	(544)
Income tax expense (benefit)	78	82	(33)	(39)

Net income (loss)	$226	$293	$(116)	$(505)

Earnings per share basic and diluted	N/A	$0.05	$(0.02)	$(0.08)

	March 31,	June 30,	September 30,	December 31,
Three Months Ended	2004	2004	2004	2004

Interest income	$3,644	$3,489	$3,431	$3,343
Interest expense	2,369	2,338	2,304	2,075

Net interest income	1,275	1,151	1,127	1,268
Provision for loan losses	13	59	72	—

Net interest income after provision for loan losses	1,262	1,092	1,055	1,268
Noninterest income	601	655	525	(142)
Noninterest expense	1,658	1,416	1,561	3,556
Minority interest in net income of consolidated subsidiary	8	26	11	(7)

Income (loss) before taxes	197	305	8	(2,423)
Income tax expense (benefit)	21	85	(57)	(1,079)

Net income (loss)	$176	$220	$65	$(1,344)

Earnings per share basic and diluted	N/A	N/A	N/A	N/A