Form 10QSB
period 2006-03-31
FedFirst Financial CORP
filed 2006-05-12
CIK 1308017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission file number: 0-51153
FEDFIRST FINANCIAL CORPORATION
(Exact name of small business issuer as specified in its charter)

United States	25-1828028

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Donner at Sixth Street, Monessen, Pennsylvania 15062
(Address of principal executive offices)
(724) 684-6800

(Issuer’s telephone number, including area code)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes ☑  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of May 10, 2006, there were 6,612,500 shares of the issuer’s common stock outstanding.
Transitional Small Business Disclosure Format (Check One):  Yes ☐  No ☑

FEDFIRST FINANCIAL CORPORATION
FORM 10-QSB

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
FEDFIRST FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	MARCH 31,	DECEMBER 31,
	2006	2005
(Dollars in thousands)	(UNAUDITED)

ASSETS

Cash and cash equivalents:
Cash and due from banks	$1,931	$1,437
Interest-earning deposits	4,137	4,895

Total cash and cash equivalents	6,068	6,332

Securities available-for-sale	73,376	77,947
Loans receivable, net	171,776	171,162
Federal Home Loan Bank stock, at cost	4,996	5,147
Accrued interest receivable — loans	999	1,028
Accrued interest receivable — securities	418	357
Premises and equipment, net	2,021	2,070
Bank-owned life insurance	7,051	6,984
Goodwill	1,080	1,080
Other assets	1,215	1,109
Deferred tax assets and tax credit carryforwards	2,868	2,855

Total assets	$271,868	$276,071

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing	$3,987	$3,181
Interest-bearing	124,538	121,716

Total deposits	128,525	124,897

Federal Home Loan Bank advances	94,484	102,404
Advance payments by borrowers for taxes and insurance	473	291
Accrued interest payable — deposits	671	636
Accrued interest payable — borrowings	311	325
Other liabilities	1,925	2,157

Total liabilities	226,389	230,710

Minority interest in subsidiary	97	66

Stockholders’ Equity:
Preferred stock $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock $0.01 par value; 20,000,000 shares authorized; 6,612,500 shares issued	66	66
Additional paid-in capital	28,645	28,648
Retained earnings — substantially restricted	20,264	20,026
Accumulated other comprehensive loss, net of deferred taxes of $(784) and $(661)	(1,217)	(1,026)
Unearned Employee Stock Ownership Plan shares (ESOP)	(2,376)	(2,419)

Total stockholders’ equity	45,382	45,295

Total liabilities and stockholders’ equity	$271,868	$276,071

See Notes to the Unaudited Consolidated Financial Statements

FEDFIRST FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
(Dollars in thousands, except per share data)	2006	2005

Interest income:
Loans	$2,438	$2,263
Securities	810	787
Other interest-earning assets	74	118

Total interest income	3,322	3,168

Interest expense:
Deposits	834	786
Federal Home Loan Bank advances	949	975

Total interest expense	1,783	1,761

Net interest income	1,539	1,407

Provision for loan losses	20	—

Net interest income after provision for loan losses	1,519	1,407

Noninterest income:
Fees and service charges	88	94
Insurance commissions	554	494
Income from bank-owned life insurance	67	62
Net gain on sale of real estate owned	11	—
Other	5	10

Total noninterest income	725	660

Noninterest expense:
Compensation and employee benefits	1,149	1,127
Occupancy	197	204
Insurance premiums	16	17
Data processing	75	74
Other	395	313

Total noninterest expense	1,832	1,735

Minority interest in net income of consolidated subsidiary	31	28

Income before income taxes	381	304

Income tax expense	143	78

Net income	$238	$226

Earnings per share:
Basic and diluted	$0.04	N/A

Weighted-average shares outstanding:
Basic and diluted	6,372,731	N/A
See Notes to the Unaudited Consolidated Financial Statements

FEDFIRST FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars in thousands)

				Accumulated
		Additional		Other	Unearned	Total
	Common	Paid-in	Retained	Comprehensive	ESOP	Stockholders’	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Shares	Equity	Income (Loss)

Balance at January 1, 2005	$—	$—	$20,186	$(217)	$—	$19,969
Comprehensive income
Net income	—	—	226	—	—	226	$226
Unrealized loss on securities available- for-sale, net of tax of $(274)	—	—	—	(425)	—	(425)	(425)

Total comprehensive loss							$(199)

Balance at March 31, 2005	$—	$—	$20,412	$(642)	$—	$19,770

				Accumulated
		Additional		Other	Unearned	Total
	Common	Paid-in	Retained	Comprehensive	ESOP	Stockholders’	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Shares	Equity	Income (Loss)

Balance at January 1, 2006	$66	$28,648	$20,026	$(1,026)	$(2,419)	$45,295
Comprehensive income
Net income	—	—	238	—	—	238	$238
Unrealized loss on securities available- for-sale, net of tax of $(123)	—	—	—	(191)	—	(191)	(191)
ESOP shares committed to be released		(3)			43	40

Total comprehensive income							$47

Balance at March 31, 2006	$66	$28,645	$20,264	$(1,217)	$(2,376)	$45,382

See Notes to the Unaudited Consolidated Financial Statements

FEDFIRST FINANCIAL CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2006	2005

Cash flows from operating activities
Net income	$238	$226
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in net income of consolidated subsidiary	31	28
Provision for loan losses	20	—
Depreciation	65	77
Net (amortization) accretion of security premiums and loan costs	(1)	60
Amortization of investments in affordable housing projects	—	50
Non cash expense for Employee Stock Ownership Plan (ESOP)	40	—
Increase in accrued interest receivable	(32)	(142)
Increase in bank-owned life insurance	(67)	(62)
Increase in other assets	(39)	(806)
(Decrease) increase in other liabilities	(168)	47,845

Net cash provided by operating activities	87	47,276

Cash flows from investing activities
Net loan (originations) repayments	(625)	841
Purchases of mortgage loans	—	(8,622)
Proceeds from maturities of and principal repayments of securities available-for-sale	4,249	6,015
Purchases of securities available-for-sale	—	(3,303)
Purchases of premises and equipment	(16)	(32)
Decrease in Federal Home Loan Bank stock	151	361

Net cash provided by (used in) investing activities	3,759	(4,740)

Cash flows from financing activities
Net decrease in FHLB advances	(7,920)	(2,853)
Net increase (decrease) in deposits	3,628	(4,016)
Increase (decrease) in advance payments by borrowers for taxes and insurance	182	(304)

Net cash used in financing activities	(4,110)	(7,173)

Net (decrease) increase in cash and cash equivalents	(264)	35,363

Cash and cash equivalents, beginning of period	6,332	6,715

Cash and cash equivalents, end of period	$6,068	$42,078

Supplemental cash flow information:
Cash paid for:
Interest on deposits, advances, and other borrowings	$1,762	$1,883

Income taxes	$—	$15

See Notes to the Unaudited Consolidated Financial Statements

Notes to the Unaudited Consolidated Financial Statements
Note 1. Basis of Presentation/Nature of Operations
The accompanying consolidated financial statements are unaudited and include the accounts of FedFirst Financial Corporation, a federally chartered holding company (“FedFirst Financial” or the “Company”), whose wholly owned subsidiaries are First Federal Savings Bank (the “Bank”), a federally chartered stock savings bank, and FedFirst Exchange Corporation (“FFEC”). FFEC has an 80% controlling interest in Exchange Underwriters, Inc. Exchange Underwriters, Inc. is a full-service, independent insurance agency that offers property and casualty, life, health, commercial liability, surety and other insurance products. The Company is a majority owned subsidiary of FedFirst Financial Mutual Holding Company (“FedFirst Financial MHC”), a federally chartered mutual holding company. FedFirst Financial MHC has had virtually no operations and assets other than an investment in the Company and is not included in these financial statements. All significant intercompany transactions have been eliminated.
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
The unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-QSB and, therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary to make the consolidated financial statements not misleading have been included. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. Certain items previously reported have been reclassified to conform with the current reporting period’s format. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year or any other interim period.
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
There were no recent accounting pronouncements issued which were applicable to the Company.

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

Three Months
Ended
March 31,
(Dollars in thousands, except per share data)	2006
Net income	$238

Weighted-average shares outstanding:
Basic	6,372,731
Effect of dilutive stock options and restrictive stock awards	—

Diluted	6,372,731

Earnings per share:
Basic	$0.04
Diluted	$0.04
Earnings per common share data is not presented for the three months ended March 31, 2005 as the Company had no publicly held shares outstanding prior to the Company’s initial public offering on April 6, 2005.

Item 2. Management’s Discussion and Analysis or Plan of Operation
This discussion should be read in conjunction with the consolidated financial statements, notes and tables included in this report. For further information, refer to the consolidated financial statements and notes included in FedFirst Financial Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2005.
Forward-Looking Statements
This report contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, but rather they are statements based on the current expectations of FedFirst Financial Corporation (“FedFirst Financial” or the “Company”) regarding its business strategies, intended results and future performance. Forward-looking statements are generally preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.
Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could affect actual results include, but are not limited to, the following: interest rate trends; the general economic climate in the market area in which FedFirst Financial operates, as well as nationwide; FedFirst Financial’s ability to control costs and expenses; competitive products and pricing; loan delinquency rates and changes in federal and state legislation and regulation. Additional factors that may affect our results are discussed in FedFirst Financial’s Annual Report under “Item 1. Business – Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. FedFirst Financial assumes no obligation to update any forward-looking statements.
General
FedFirst Financial is a federally chartered savings and loan holding company established in 1999 to be the holding company for First Federal Savings Bank (“First Federal Savings” or the “Bank”), a federally chartered savings bank. FedFirst Financial’s principal business activity is the ownership of the outstanding capital stock of First Federal Savings. Accordingly, the information set forth in this report, including the consolidated financial statements and related financial data, relates primarily to the Bank.
On April 6, 2005, FedFirst Financial completed its initial public offering. The Company registered and sold 2,975,625 shares of common stock, par value $0.01. In connection with the offering, the Company also sold 3,636,875 shares of common stock to FedFirst Financial MHC at $0.01 per share. As a result, FedFirst Financial MHC owns 55% of the Company’s common stock.
First Federal Savings is a federally chartered savings bank. We operate as a community-oriented financial institution offering residential, multi-family and commercial mortgages, consumer loans and commercial business loans to individuals and businesses from seven locations in southwestern Pennsylvania. We also maintain an investment portfolio. We conduct insurance brokerage activities through an 80%-owned subsidiary.

Balance Sheet Analysis
Overview. Total assets at March 31, 2006 were $271.9 million, a decrease of $4.2 million, or 1.5%, from total assets of $276.1 million at December 31, 2005. Total liabilities at March 31, 2006 were $226.4 million, compared to $230.7 million at December 31, 2005, a decrease of $4.3 million, or 1.9%. Stockholders’ equity was $45.4 million at March 31, 2006, an increase of $87,000 from December 31, 2005. The increase in stockholders’ equity was from net income of $238,000 which was partially offset by an increase in the unrealized loss position of the security portfolio.
Loans. Our primary lending activity is the origination of loans secured by real estate. We originate one- to four-family residential loans, multi-family and commercial real estate loans and construction loans. To a lesser extent, we originate consumer and commercial business loans.
The following table sets forth the composition of our loan portfolio at the dates indicated.

	March 31, 2006		December 31, 2005
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate-mortgage:
One- to four-family residential	$132,534	75.4%	$133,189	76.3%
Multi-family	20,897	11.9	21,552	12.3
Commercial	4,354	2.5	4,121	2.4

Total real estate — mortgage loans	157,785	89.8	158,862	91.0

Real estate — construction:
Residential	5,755	3.3	4,366	2.5
Commercial	1,000	0.6	1,000	0.6

Total real estate — construction loans	6,755	3.9	5,366	3.1

Consumer:
Education and consumer	1,976	1.1	1,955	1.1
Home equity	6,933	3.9	6,264	3.6
Loans on savings accounts	490	0.3	416	0.2
Home improvement and other	429	0.2	470	0.3

Total consumer loans	9,828	5.5	9,105	5.2

Commercial business	1,455	0.8	1,271	0.7

Total loans	175,823	100.0%	174,604	100.0%

Premium on loan purchases	518		524
Net deferred loan costs	398		385
Discount on loans purchased	(163)		(166)
Loans in process	(3,980)		(3,385)
Allowance for loan losses	(820)		(800)

Loans, net	$171,776		$171,162

Loans, net, increased $614,000, or 0.4%, to $171.8 million at March 31, 2006 compared to $171.1 million at December 31, 2005. The increase was primarily the result of growth in home equity, real estate construction and commercial business loans partially offset by repayments which outpaced originations of real estate-mortgage loans.

Non-Performing Assets. The following table provides information with respect to our nonperforming assets at the dates indicated.

	March 31,	December 31,
(Dollars in thousands)	2006	2005
Nonaccrual loans:
Real estate — mortgage	$172	$212
Real estate — construction	—	—
Consumer	172	43
Commercial business	—	—

Total	344	255

Accruing loans past due 90 days or more:
Real estate — mortgage	—	12
Real estate — construction	—	—
Consumer	66	4
Commercial business	—	—

Total	66	16

Total of nonaccrual and 90 days or more past due loans	410	271
Real estate owned	48	21

Total nonperforming assets	458	292

Troubled debt restructurings	—	—

Troubled debt restructurings and total nonperforming assets	$458	$292

Total nonperforming loans to total loans	0.23%	0.16%
Total nonperforming loans to total assets	0.15	0.10
Total nonperforming assets to total assets	0.17	0.11
Nonperforming assets increased $166,000 to $458,000 at March 31, 2006 compared to $292,000 at December 31, 2005. The increase resulted from the transfer of one home equity consumer loan of approximately $155,000 to nonaccrual status due to delinquency, in addition to an increase in delinquent government-insured education loans.

Securities. Our securities portfolio consists primarily of U.S. Government and agency securities, mortgage-backed securities, guaranteed REMIC pass-through certificates and corporate debt securities.
The following table sets forth the amortized cost and fair value of our securities available-for-sale portfolio at the dates indicated.

	March 31, 2006		December 31, 2005
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
U.S. Government and agency securities	$15,425	$14,841	$15,425	$14,896
Mortgage-backed securities	20,756	20,670	23,373	23,326
Guaranteed REMICs	35,111	33,866	36,737	35,702
Corporate debt securities	4,021	3,935	4,024	3,948
Other debt securities	15	15	26	26
Equity securities	49	49	49	49

Total securities available-for-sale	$75,377	$73,376	$79,634	$77,947

Securities at amortized cost decreased $4.3 million, or 5.3%. The decrease was the result of paydowns of mortgage-backed securities and guaranteed REMICs. These paydowns were utilized to reduce maturing FHLB advances. We continue to monitor our security portfolio and may utilize future paydowns to reduce our borrowings.
Deposits. Our deposit base is comprised of demand deposits, savings accounts, money market accounts and certificates of deposit.
The following table sets forth the balances of our deposit products at the dates indicated.

	March 31, 2006		December 31, 2005
(Dollars in thousands)	Amount	%	Amount	%
Noninterest-bearing demand deposits	$3,987	3.1%	$3,181	2.5%
Interest-bearing demand deposits	13,336	10.4	13,225	10.6
Savings accounts	30,015	23.4	30,797	24.7
Money market accounts	5,436	4.2	5,319	4.3
Certificates of deposit	75,751	58.9	72,375	57.9

Total deposits	$128,525	100.0%	$124,897	100.0%

Total deposits increased $3.6 million to $128.5 million from $124.9 million for the three months ended March 31, 2006 primarily in certificates of deposit. The increase in deposits is related to a shift towards a dedicated sales culture, increased marketing of selected specials on certificates of deposit and a focus on building and fostering relationships with current customers and attracting of new customers. We still face significant competition from credit unions and other financial institutions which could affect our ability to maintain and grow our deposit base. The increase in deposits has provided us the opportunity to fund loan growth and reduce reliance on FHLB advances.

Borrowings. We utilize borrowings from the Federal Home Loan Bank of Pittsburgh as a supplemental source of funds for loans and securities. The following table sets forth information concerning our borrowings for the periods indicated.

	Three Months Ended	Year Ended
	March 31,	December 31,
(Dollars in thousands)	2006	2005
FHLB Advances
Maximum amount outstanding at any month end during the period	$98,766	$109,800
Average amount outstanding during the period	97,582	105,275
Weighted average interest rate during the period	3.89%	3.72%
Balance outstanding at end of period	$94,484	$102,404
Weighted average interest rate at end of period	3.93%	3.87%
As previously noted we were able to reduce our FHLB advances by utilizing funds received from security paydowns and generation of deposits. The cost of funds has increased since year end based on maturing FHLB advances which were replaced at a higher cost due to increases in interest rates. Additionally, the higher market interest rates will also affect replacement of maturing short-term FHLB advances throughout the year.

Results of Operations for the Three Months Ended March 31, 2006 and 2005
Overview. We had net income of $238,000 for the three months ended March 31, 2006, compared to net income of $226,000 for the same period in 2005. The increase in net income was primarily the result of an increase in net interest income and noninterest income partially offset by increases in noninterest expense and income tax.

	Three Months Ended
	March 31,
(Dollars in thousands)	2006	2005	% Change
Net income	$238	$226	5.3%
Return on average assets	0.35%	0.33%	6.1
Return on average equity	2.09	4.53	(54.5)
Average equity to average assets	16.66	7.27	129.2
     Net Interest Income. Net interest income increased $132,000, or 9.4%, to $1.5 million for the quarter ended March 31, 2006 from $1.4 million for the same period last year. Net interest spread and net interest margin were 1.91% and 2.38%, respectively, for the quarter ended March 31, 2006 compared to 1.97% and 2.17%, respectively, for the quarter ended March 31, 2005.
Interest income increased $154,000, or 4.9%, to $3.3 million for the three months ended March 31, 2006 from $3.2 million for the three months ended March 31, 2005. Interest income on loans increased $175,000 due to the purchase of loans which occurred throughout 2005. Income from securities increased $23,000 due to an increase of 44 basis points in yield from the repricing of adjustable rate securities, but was partially offset by a decrease in the average balance of $6.7 million due to paydowns of mortgage-backed securities and guaranteed REMICs. Other interest-earning assets income decreased $44,000 due to a decrease in the average balance of $8.0 million, partially offset by an increase of 45 basis points in yield. The primary components of other interest-earning assets are Federal Home Loan Bank Stock and our Federal Home Loan Bank (“FHLB”) demand account. The most notable decrease was in the FHLB demand account as compared to March 31, 2005 as the Company had received significant funds from stock subscriptions during this period related to our stock offering which was completed on April 6, 2005.
Interest expense increased $22,000, or 1.3%, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Interest expense on deposits increased $48,000, due to an increase of 31 basis points in cost. The increase in cost on deposits was related to the marketing of selected specials on certificates of deposit to foster deposit growth. The increase in cost was partially offset by a decrease of $8.0 million in the average balance of deposits. Borrowing expense decreased $26,000 due to a decrease of $11.8 million in the average balance from the paydown of maturing FHLB advances but was partially offset by an increase of 32 basis points in cost due to the replacement of maturing short term FHLB advances during the first quarter of 2006.

The following table summarizes changes in interest income and expense for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in thousands)	2006	2005	% Change
Interest income:
Loans	$2,438	$2,263	7.7%
Securities	810	787	2.9
Other interest-earning assets	74	118	(37.3)

Total interest income	3,322	3,168	4.9

Interest expense:
Interest-bearing demand deposits (1)	16	36	(55.6)
Savings accounts	74	85	(12.9)
Money market accounts	16	22	(27.3)
Certificates of deposit	728	643	13.2

Total interest-bearing deposits	834	786	6.1
FHLB advances	949	975	(2.7)

Total interest expense	1,783	1,761	1.2

Net interest income	$1,539	$1,407	9.4%

(1)	The interest for the three months ended March 31, 2005 includes approximately $20,000 of interest on funds received for stock subscriptions related to the Company’s initial public offering.

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

(Dollars in thousands)	Three Months Ended March 31,
	2006			2005
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans, net(1)(2)	$171,321	$2,438	5.69%	$157,278	$2,263	5.76%
Investment securities(3)	77,702	810	4.17	84,426	787	3.73
Other interest-earning assets	9,362	74	3.16	17,419	118	2.71

Total interest-earning assets	258,385	3,322	5.14	259,123	3,168	4.89

Noninterest-earning assets	15,311			15,370

Total assets	$273,696			$274,493

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing demand deposits(4)	13,368	16	0.48	13,938	36	1.03
Savings accounts	30,241	74	0.98	35,250	85	0.96
Money market accounts	5,062	16	1.26	6,412	22	1.37
Certificates of deposit	74,850	728	3.89	75,900	643	3.39

Total interest-bearing deposits	123,521	834	2.70	131,500	786	2.39

FHLB advances	97,582	949	3.89	109,379	975	3.57

Total interest-bearing liabilities	221,103	1,783	3.23	240,879	1,761	2.92

Noninterest-bearing liabilities	7,006			13,668

Total liabilities	228,109			254,547

Stockholders’ equity	45,587			19,946

Total liabilities and stockholders’ equity	$273,696			$274,493

Net interest income		$1,539			$1,407

Interest rate spread(5)			1.91%			1.97%
Net interest margin(6)			2.38			2.17
Average interest-earning assets to average interest-bearing liabilities			116.86%			107.57%

(1)	Amount is net of deferred loan costs, loans in process and estimated allowance for loan losses.

(2)	Amount includes nonaccrual loans in average balances only.

(3)	Amount does not include effect of unrealized (loss) gain on securities available-for-sale.

(4)	The interest for the three months ended March 31, 2005 includes approximately $20,000 of interest on funds received for stock subscriptions related to the Company’s initial public offering and therefore does not impact the average balance of interest-bearing demand deposits.

(5)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(6)	Net interest margin represents net interest income divided by average interest-earning assets.

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income. The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The total column represents the sum of change. Changes related to volume/rate are prorated into volume and rate components.

	Three Months Ended March 31, 2006
		Compared to
(Dollars in thousands)	Three Months Ended March 31, 2005
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest and dividend income:
Loans	$203	$(28)	$175
Securities	(66)	89	23
Other interest-earning assets	(62)	18	(44)

Total interest-earning assets	75	79	154

Interest expense:
Deposits	(50)	98	48
FHLB advances	(110)	84	(26)

Total interest-bearing liabilities	(160)	182	22

Change in net interest income	$235	$(103)	$132

Provision for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is recorded.
The following table summarizes the activity in the provision for loan losses for the periods indicated.

	Three Months Ended
(Dollars in thousands)	March 31,
	2006	2005
Allowance at the beginning of the period	$800	$725
Provision for loan losses	20	—
Charge-offs	—	—
Recoveries	—	—

Net charge-offs	—	—

Allowance at the end of period	$820	$725

There was a provision for loan losses of $20,000 for the three months ended March 31, 2006. The increase in the allowance was attributed to the increase in nonperforming loans.

Noninterest Income. The following table summarizes noninterest income for the periods indicated.

	Three Months Ended
(Dollars in thousands)	March 31,
	2006	2005	% Change
Fees and service charges	$88	$94	(6.4)%
Insurance commissions	554	494	12.1
Income from bank-owned life insurance	67	62	8.1
Net gain on sale of real estate owned	11	—	100.0
Other	5	10	(50.0)

Total noninterest income	$725	$660	9.8%

Noninterest income increased $65,000, or 9.8%, to $725,000 for the three months ended March 31, 2006, as compared to $660,000 for the three months ended March 31, 2005. The increase was primarily from insurance commissions from Exchange Underwriters, the 80% owned subsidiary of the Bank, which received higher levels of contingency income from insurance carriers in the current period compared to the prior period. Contingency income is related to the profitability of our account to the insurer and timing of the receipt and amount of payments, if any, may fluctuate.
Noninterest Expense. The following table summarizes noninterest expense for the periods indicated.

	Three Months Ended
(Dollars in thousands)	March 31,
	2006	2005	% Change
Compensation and employee benefits	$1,149	$1,127	2.0%
Occupancy	197	204	(3.4)
Federal insurance premiums	16	17	(5.9)
Data processing	75	74	1.4
Advertising	39	21	85.7
Professional services	119	30	296.7
Stationary, printing and supplies	34	24	41.7
Telephone	13	20	(35.0)
Postage	24	24	—
Correspondent bank fees	21	23	(8.7)
All other	145	171	(15.2)

Total noninterest expense	$1,832	$1,735	5.6%

Noninterest expense increased $97,000, or 5.6%, for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005. The increase is primarily from professional services related to being a public company. The Company completed its initial public offering on April 6, 2005.
Income Taxes. Income tax expense for the three months ended March 31, 2006 was $143,000 compared to $78,000 for the same period in 2005.

Liquidity and Capital Management
Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of securities and borrowings from the Federal Home Loan Bank of Pittsburgh. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.
We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.
Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2006, cash and cash equivalents totaled $6.1 million. Securities classified as available-for-sale whose market value exceeds cost, which provide additional sources of liquidity, totaled $11.9 million at March 31, 2006. Also, at March 31, 2006, we had the ability to borrow an additional total of approximately $92.8 million from the Federal Home Loan Bank of Pittsburgh. On March 31, 2006, we had $94.5 million of FHLB advances outstanding.
At March 31, 2006, we had $7.8 million of commitments to lend, which was comprised of $1.5 million of mortgage loan commitments, $4.0 million of loans in process, $1.8 million of unused home equity lines of credit and $479,000 of unused commercial lines of credit. Certificates of deposit due within one year of March 31, 2006 totaled $38.0 million, or 50.0% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. We believe, however, based on past experience, that a significant portion of our maturing certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2006, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.
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

For the three months ended March 31, 2006, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.
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
PART II – OTHER INFORMATION
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not repurchase any of our common stock during the quarter ended March 31, 2006 and at March 31, 2006 we had no publicly announced repurchase plans or programs.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.

Item 6. Exhibits

3.1	Amended and Restated Charter of FedFirst Financial Corporation(1)
3.2	Amended and Restated Bylaws of FedFirst Financial Corporation
4.0	Specimen Stock Certificate of FedFirst Financial Corporation(1)
31.1	Rule 13a-14 (a) / 15d-14 (a) Certification (President and Chief Executive Officer)
31.2	Rule 13a-14 (a) / 15d-14 (a) Certification (Chief Financial Officer)
32.1	Certification of John G. Robinson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Robert C. Barry Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Exhibits to the Registration Statement on Form SB-2, and amendments thereto, initially filed on December 17, 2004, Registration No. 333-121405.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDFIRST FINANCIAL CORPORATION

(Registrant)

Date	May 12, 2006	/s/ John G Robinson
John G. Robinson
President and Chief Executive Officer

Date	May 12, 2006	/s/ Robert C. Barry Jr.
Robert C. Barry Jr.
Chief Financial Officer and Senior Vice President
(Principal Financial Officer and Chief Accounting Officer)