Form 10QSB
period 2006-06-30
FedFirst Financial CORP
filed 2006-08-11
CIK 1308017

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       OR

   [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from ___________ to

                         Commission file number: 0-51153
                                                 -------

                         FEDFIRST FINANCIAL CORPORATION
      ---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            United States                                25-1828028
--------------------------------------      ------------------------------------
    (State or other jurisdiction              (IRS Employer Identification No.)
  of incorporation or organization)

              Donner at Sixth Street, Monessen, Pennsylvania 15062
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (724) 684-6800
              ----------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 11, 2006, there were 6,707,500 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                         FEDFIRST FINANCIAL CORPORATION

                                   FORM 10-QSB

                                      INDEX

                                                                                                          Page
                                                                                                          ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Condition at June 30, 2006 (Unaudited) and December 31,
          2005 ....................................................................................         3

          Consolidated Statements of Income for the Three and Six Months Ended
          June 30, 2006 and 2005 (Unaudited).......................................................         4

          Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income for
          the Six Months Ended June 30, 2006 and 2005 (Unaudited)..................................         5

          Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005
          (Unaudited)..............................................................................         6

          Notes to the Unaudited Consolidated Financial Statements.................................         7

Item 2.   Management's Discussion and Analysis or Plan of Operation................................         9

Item 3.   Controls and Procedures..................................................................        24

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings........................................................................        24

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds..............................        24

Item 3.   Defaults Upon Senior Securities..........................................................        24

Item 4.   Submission of Matters to a Vote of Security Holders......................................        25

Item 5.   Other Information........................................................................        25

Item 6.   Exhibits.................................................................................        26

Signatures.........................................................................................        27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         FEDFIRST FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                        JUNE 30,     DECEMBER 31,
                                                                                          2006           2005
(Dollars in thousands)                                                                (UNAUDITED)
---------------------------------------------------------------------------------     ------------   ------------
ASSETS
Cash and cash equivalents:
    Cash and due from banks                                                           $      1,403   $      1,437
    Interest-earning deposits                                                                4,546          4,895
                                                                                      ------------   ------------

        Total cash and cash equivalents                                                      5,949          6,332

Securities available-for-sale                                                               68,844         77,947
Loans receivable, net                                                                      172,536        171,162
Federal Home Loan Bank stock, at cost                                                        4,816          5,147
Accrued interest receivable - loans                                                            983          1,028
Accrued interest receivable - securities                                                       289            357
Premises and equipment, net                                                                  2,101          2,070
Bank-owned life insurance                                                                    7,122          6,984
Goodwill                                                                                     1,080          1,080
Other assets                                                                                 1,021          1,109
Deferred tax assets and tax credit carryforwards                                             3,010          2,855
                                                                                      ------------   ------------

        Total assets                                                                  $    267,751   $    276,071
                                                                                      ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Noninterest-bearing                                                               $      4,661   $      3,181
    Interest-bearing                                                                       126,639        121,716
                                                                                      ------------   ------------

        Total deposits                                                                     131,300        124,897

Federal Home Loan Bank advances                                                             87,648        102,404
Advance payments by borrowers for taxes and insurance                                          477            291
Accrued interest payable - deposits                                                            787            636
Accrued interest payable - borrowings                                                          304            325
Other liabilities                                                                            1,919          2,157
                                                                                      ------------   ------------

        Total liabilities                                                                  222,435        230,710

Minority interest in subsidiary                                                                 65             66

Stockholders' Equity:
    Preferred stock $0.01 par value; 10,000,000 shares authorized; none issued                   -              -
    Common stock $0.01 par value; 20,000,000 shares authorized;
      6,612,500 shares issued                                                                   66             66
    Additional paid-in capital                                                              28,646         28,648
    Retained earnings - substantially restricted                                            20,376         20,026
    Accumulated other comprehensive loss, net
      of deferred taxes of $(969) and $(661)                                                (1,504)        (1,026)
    Unearned Employee Stock Ownership Plan (ESOP)shares                                     (2,333)        (2,419)
                                                                                      ------------   ------------

        Total stockholders' equity                                                          45,251         45,295
                                                                                      ------------   ------------

        Total liabilities and stockholders' equity                                    $    267,751   $    276,071
                                                                                      ============   ============

          See Notes to the Unaudited Consolidated Financial Statements

                         FEDFIRST FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                  For the Three Months         For the Six Months
                                                                      Ended June 30,              Ended June 30,
(Dollars in thousands, except per share data)                       2006         2005          2006         2005
--------------------------------------------------------------   ----------   ----------    ----------   ----------
Interest income:
  Loans                                                          $    2,501   $    2,443    $    4,939   $    4,706
  Securities                                                            784          840         1,594        1,627
  Other interest-earning assets                                         115          154           189          272
                                                                 ----------   ----------    ----------   ----------

    Total interest income                                             3,400        3,437         6,722        6,605

Interest expense:

  Deposits                                                              915          760         1,749        1,546
  Federal Home Loan Bank advances                                       888          984         1,837        1,959
                                                                 ----------   ----------    ----------   ----------

   Total interest expense                                             1,803        1,744         3,586        3,505
                                                                 ----------   ----------    ----------   ----------

Net interest income                                                   1,597        1,693         3,136        3,100

Provision for loan losses                                                20           25            40           25
                                                                 ----------   ----------    ----------   ----------

Net interest income after provision for loan losses                   1,577        1,668         3,096        3,075

Noninterest income:
  Fees and service charges                                               95           97           183          191
  Insurance commissions                                                 326          358           880          852
  Income from bank-owned life insurance                                  71           63           138          125
  Net gain (loss) on sales of securities available-for-sale               -           (1)            -           (1)
  Net gain on sale of real estate owned                                  22            -            33            -
  Other                                                                  28           10            33           20
                                                                 ----------   ----------    ----------   ----------

  Total noninterest income                                              542          527         1,267        1,187

Noninterest expense:
  Compensation and employee benefits                                  1,178        1,161         2,327        2,288
  Occupancy                                                             208          205           405          409
  Insurance premiums                                                     16           16            32           33
  Data processing                                                        77           68           152          142
  Other                                                                 429          359           824          672
                                                                 ----------   ----------    ----------   ----------

  Total noninterest expense                                           1,908        1,809         3,740        3,544

Minority interest in net income of consolidated subsidiary                6           11            37           39
                                                                 ----------   ----------    ----------   ----------

Income before income taxes                                              205          375           586          679

Income tax expense                                                       55           82           198          160
                                                                 ----------   ----------    ----------   ----------

Net income                                                       $      150   $      293    $      388   $      519
                                                                 ==========   ==========    ==========   ==========

Earnings per share:
  Basic and diluted                                              $     0.02   $     0.05    $     0.06          N/A
                                                                 ==========   ==========    ==========   ==========

Weighted-average shares outstanding:
  Basic and diluted                                               6,377,051    5,937,082     6,374,891          N/A

          See Notes to the Unaudited Consolidated Financial Statements

                         FEDFIRST FINANCIAL CORPORATION
                                AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE
                               INCOME (UNAUDITED)
                             (Dollars in thousands)

                                                                              Accumulated
                                                      Additional                 Other      Unearned     Total
                                            Common      Paid-in    Retained  Comprehensive    ESOP    Stockholders'  Comprehensive
                                            Stock       Capital    Earnings  Income (Loss)   Shares      Equity      Income (Loss)
                                           ---------  ----------  ---------  -------------  --------  ------------   -------------
Balance at January 1, 2005                 $       -  $        -  $ 20,186     $   (217)    $     -      $  19,969
   Comprehensive income
      Net income                                   -           -       519            -           -            519   $         519
      Unrealized loss on securities
        available- for-sale, net of
        tax of $(99)                               -           -         -         (153)          -           (153)           (153)
                                           ---------  ----------  --------     --------     -------      ---------

      Reclassification adjustment,
        net of tax $1                              -           -         -            1           -              1               1
      Issuance of common stock (1)                63      26,164         -            -           -         26,227               -
      Issuance of common stock to
        establish ESOP                             3       2,589         -            -      (2,592)             -               -
      ESOP shares committed to be
        released                                   -          (6)        -            -          58             52               -
      Dividends paid                               -           -       (58)           -           -            (58)              -
                                           ---------  ----------  --------     --------     -------      ---------   -------------

         Total comprehensive income                                                                                  $         367
                                                                                                                     =============

Balance at June 30, 2005                   $      66  $   28,747  $ 20,647     $   (369)    $(2,534)     $  46,557
                                           =========  ==========  ========     ========     =======      =========

                                                                         Accumulated
                                               Additional                   Other        Unearned       Total
                                     Common      Paid-in    Retained    Comprehensive      ESOP     Stockholders'  Comprehensive
                                     Stock       Capital    Earnings    Income (Loss)     Shares       Equity      Income (Loss)
                                     ------    ---------    --------    -------------    --------   ------------   -------------
Balance at January 1, 2006           $   66    $  28,648    $ 20,026    $      (1,026)   $ (2,419)  $     45,295
   Comprehensive income
      Net income                          -            -         388                -           -            388   $         388
      Unrealized loss on securities
       available- for-sale, net of
       tax of $(308)                      -            -           -             (478)          -           (478)           (478)
      ESOP shares committed to be
       released                           -           (2)          -                -          86             84               -
      Dividends paid                      -            -         (38)               -           -            (38)              -
                                     ------    ---------    --------    -------------    --------   ------------   -------------

         Total comprehensive income                                                                                $         (90)
                                                                                                                   =============

Balance at June 30, 2006             $   66    $  28,646    $ 20,376    $      (1,504)   $ (2,333)  $     45,251
                                     ======    =========    ========    =============    ========   ============

--------------

(1) Additional paid-in-capital balance is net of stock issuance cost of approximately $973,000.

          See Notes to the Unaudited Consolidated Financial Statements

                         FEDFIRST FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   For the Six Months Ended
                                                                                           June 30,
(Dollars in thousands)                                                               2006            2005
-----------------------------------------------------------------------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                  $        388    $        519
     Adjustments to reconcile net income to net cash provided by operating activities:
         Minority interest in net income of consolidated subsidiary                        37              39
         Provision for loan losses                                                         40              25
         Depreciation                                                                     135             164
         Net loss on sales of securities available-for-sale                                 -               1
         Net gain on sale of real estate owned                                            (33)              -
         Net gain on sale of student loan portfolio                                       (26)              -
         Net (amortization) accretion of security premiums and loan costs                (125)             66
         Amortization of investments in affordable housing projects                         -             100
         Non cash expense for ESOP                                                         84              52
         Decrease (increase) in accrued interest receivable                               113             (29)
         Increase in bank-owned life insurance                                           (138)           (125)
         Decrease (increase) in other assets                                              155            (815)
         (Decrease) increase in other liabilities                                         (60)            532
                                                                                 ------------    ------------
              Net cash provided by operating activities                                   570             529

CASH FLOWS FROM INVESTING ACTIVITIES
     Net loan originations                                                             (2,645)           (712)
     Proceeds from sale of student loan portfolio                                       1,224               -
     Purchases of mortgage loans                                                            -         (12,297)
     Proceeds from maturities of and principal repayments of securities                 8,416          12,960
       available-for-sale
     Proceeds from sales of securities available-for-sale                                   -             960
     Purchases of securities available-for-sale                                             -         (13,158)
     Proceeds from sale of other real estate                                               92               -
     Purchases of premises and equipment                                                 (166)           (214)
     Decrease in Federal Home Loan Bank stock                                             331             698
     Purchase of bank-owned life insurance                                                  -            (175)
                                                                                 ------------    ------------
              Net cash provided by (used in) investing activities                       7,252         (11,938)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net decrease in Federal Home Loan Bank advances                                  (14,756)         (5,223)
     Net increase (decrease) in deposits                                                6,403          (6,722)
     Increase  in advance payments by borrowers for taxes and insurance                   186             348
     Dividends paid                                                                       (38)            (58)
     Proceeds from stock offering, net                                                      -          28,819
     Establishment of ESOP                                                                  -          (2,592)
                                                                                 ------------    ------------
              Net cash used in financing activities                                    (8,205)         14,572
                                                                                 ------------    ------------

Net (decrease) increase in cash and cash equivalents                                     (383)          3,163

Cash and cash equivalents, beginning of period                                          6,332           6,715
                                                                                 ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $      5,949    $      9,878
                                                                                 ============    ============

Supplemental cash flow information:
     Cash paid for:
       Interest on deposits, advances, and other borrowings                      $      3,456    $      3,615
                                                                                 ============    ============

       Income taxes                                                              $         32    $        220
                                                                                 ============    ============

          See Notes to the Unaudited Consolidated Financial Statements

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION/NATURE OF OPERATIONS

The accompanying consolidated financial statements are unaudited and include the accounts of FedFirst Financial Corporation, a federally chartered holding company ("FedFirst Financial" or the "Company"), whose wholly owned subsidiaries are First Federal Savings Bank (the "Bank"), a federally chartered stock savings bank, and FedFirst Exchange Corporation ("FFEC"). FFEC has an 80% controlling interest in Exchange Underwriters, Inc. Exchange Underwriters, Inc. is a full-service, independent insurance agency that offers property and casualty, life, health, commercial liability, surety and other insurance products. The Company is a majority owned subsidiary of FedFirst Financial Mutual Holding Company ("FedFirst Financial MHC"), a federally chartered mutual holding company. FedFirst Financial MHC has had virtually no operations and assets other than an investment in the Company and is not included in these financial statements. All significant intercompany transactions have been eliminated.

The Bank provides a full range of banking services to individual and business customers from its eight locations in southwestern Pennsylvania, including a new branch in Peters Township which opened on July 6, 2006. Additionally, through Exchange Underwriters, Inc., the Bank participates in the insurance business in southwestern Pennsylvania. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

The unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-QSB and, therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary to make the consolidated financial statements not misleading have been included. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. Certain items previously reported have been reclassified to conform with the current reporting period's format. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

NOTE 3. EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Common stock equivalents include restricted stock awards and stock options. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. At June 30, 2006, the Company had not granted any restricted stock awards or stock options. Unallocated common shares held by the Employee Stock Ownership Plan ("ESOP") are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

                                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                             JUNE 30,                    JUNE 30,
(Dollars in thousands, except per share data)                           2006          2005          2006          2005
                                                                     ----------    ----------    ----------    ----------
Net income                                                           $      150    $      293    $      388          $519

WEIGHTED-AVERAGE SHARES OUTSTANDING:
     Basic                                                            6,377,051     5,937,082     6,374,891           N/A
     Effect of dilutive stock options and restrictive stock awards            -             -             -             -
                                                                     ----------    ----------    ----------    ----------
     Diluted                                                          6,377,051     5,937,082     6,374,891           N/A

EARNINGS PER SHARE:
     Basic                                                           $     0.02    $     0.05    $     0.06           N/A
     Diluted                                                         $     0.02    $     0.05    $     0.06           N/A

Earnings per common share data is not presented for the six months ended June 30, 2005 as the Company had no publicly held shares outstanding prior to the Company's initial public offering on April 6, 2005.

NOTE 4. SUBSEQUENT EVENT

On August 8, 2006, the non-employee directors (including directors emeritus) were granted an aggregate of 22,500 restricted shares and 50,000 options to purchase shares of common stock. In addition, on the same date, certain officers and key employees of the Company were awarded an aggregate of 72,500 restricted shares of common stock and 183,000 options to purchase shares of common stock. The awards vest over five years at the rate of 20 percent per year.

The Company's common stock closed at $10.11 per share on August 8, 2006, which is the exercise price of the options granted on that date. The market value of the restricted stock awards was approximately $960,450, before the impact of income taxes. The estimated value of the option awards is $543,000, before the impact of income taxes. The Company will recognize the expense associated with the awards over the five year vesting period in accordance with SFAS No. 123(R), Share-Based Payment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This discussion should be read in conjunction with the consolidated financial statements, notes and tables included in this report. For further information, refer to the consolidated financial statements and notes included in FedFirst Financial Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could affect actual results include, but are not limited to, the following: interest rate trends; the general economic climate in the market area in which FedFirst Financial operates, as well as nationwide; FedFirst Financial's ability to control costs and expenses; competitive products and pricing; loan delinquency rates and changes in federal and state legislation and regulation. Additional factors that may affect our results are discussed in FedFirst Financial's Annual Report on Form 10-KSB under "Item 1. Business - Risk Factors." These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. FedFirst Financial assumes no obligation to update any forward-looking statements.

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

First Federal Savings is a federally chartered savings bank. We operate as a community-oriented financial institution offering residential, multi-family and commercial mortgages, consumer loans and commercial business loans to individuals and businesses from eight locations in southwestern Pennsylvania. We also maintain an investment portfolio. We conduct insurance brokerage activities through an 80%-owned subsidiary.

BALANCE SHEET ANALYSIS

OVERVIEW. Total assets at June 30, 2006 were $267.8 million, a decrease of $8.3 million, or 3.0%, from total assets of $276.1 million at December 31, 2005. Total liabilities at June 30, 2006 were $222.4 million, compared to $230.7 million at December 31, 2005, a decrease of $8.3 million, or 3.6%. Stockholders' equity was $ 45.3 million at June 30, 2006, a decrease of $44,000 from December 31, 2005. The decrease in stockholders' equity was primarily due to an increase of $478,000 in the unrealized loss position of our security portfolio, which was partially offset by net income of $388,000.

LOANS. Our primary lending activity is the origination of loans secured by real estate. We originate residential, multi-family and commercial mortgages and construction loans. To a lesser extent, we originate consumer and commercial business loans.

The following table sets forth the composition of our loan portfolio at the dates indicated.

                                                                     June 30, 2006           December 31, 2005
(Dollars in thousands)                                             Amount      Percent      Amount      Percent
                                                                  --------    ---------    --------    ---------
Real estate-mortgage:
          One- to four-family residential                         $133,858       76.0%     $133,189       76.3%
          Multi-family                                              20,462       11.6        21,552       12.3
          Commercial                                                 4,405        2.5         4,121        2.4
                                                                  --------      -----      --------      -----
               Total real estate-mortgage loans                    158,725       90.1       158,862       91.0

Real estate - construction:
       Residential                                                   5,894        3.3         4,366        2.5
       Commercial                                                    1,000        0.6         1,000        0.6
                                                                  --------      -----      --------      -----
               Total real estate-construction loans                  6,894        3.9         5,366        3.1

Consumer:
          Education and consumer                                       761        0.4         1,955        1.1
          Home equity                                                7,364        4.2         6,264        3.6
          Loans on savings accounts                                    497        0.3           416        0.2
          Home improvement and other                                   388        0.2           470        0.3
                                                                  --------      -----      --------      -----
               Total consumer loans                                  9,010        5.1         9,105        5.2

Commercial business                                                  1,606        0.9         1,271        0.7
                                                                  --------      -----      --------      -----

                      Total loans                                  176,235      100.0%      174,604      100.0%
                                                                  --------      =====      --------      =====

Premium on loan purchases                                              507                      524
Net deferred loan costs                                                411                      385
Discount on loans purchased                                           (149)                    (166)
Loans in process                                                    (3,628)                  (3,385)
Allowance for loan losses                                             (840)                    (800)
                                                                  --------                 --------

               Loans, net                                         $172,536                 $171,162
                                                                  ========                 ========

Loans, net, increased $1.4 million, or 0.8%, to $172.5 million at June 30, 2006 compared to $171.1 million at December 31, 2005. The increase was primarily the result of growth in real estate construction, home equity and one-to-four family residential loans. This increase was partially offset by the sale of a majority of the student loan portfolio and paydowns on purchased multi-family loans.

NON-PERFORMING ASSETS. The following table provides information with respect to our nonperforming assets at the dates indicated.

                                                             June 30,       December 31,
(Dollars in thousands)                                         2006            2005
                                                           ------------     ------------
Nonaccrual loans:
    Real estate - mortgage                                 $        107     $        212
    Real estate - construction                                        -                -
    Consumer                                                        172               43
    Commercial business                                               -                -
                                                           ------------     ------------
       Total                                                        279              255

Accruing loans past due 90 days or more:
    Real estate - mortgage                                          379               12
    Real estate - construction                                        -                -
    Consumer                                                         18                4
    Commercial business                                               -                -
                                                           ------------     ------------
       Total                                                        397               16
                                                           ------------     ------------
       Total of nonaccrual and 90 days or
         more past due loans                                        676              271
    Real estate owned                                                 -               21
                                                           ------------     ------------
       Total nonperforming assets                                   676              292

Troubled debt restructurings                                          -                -
                                                           ------------     ------------

Troubled debt restructurings and total
    nonperforming assets                                   $        676     $        292
                                                           ============     ============

Total nonperforming loans to total loans                           0.38%            0.16%
Total nonperforming loans to total assets                          0.25             0.10
Total nonperforming assets to total assets                         0.25             0.11

Nonperforming assets increased $384,000 to $676,000 at June 30, 2006 compared to $292,000 at December 31, 2005. The increase resulted primarily from the transfer of a residential mortgage loan of approximately $331,000 to delinquency status.

SECURITIES. Our securities portfolio consists primarily of U.S. Government and agency securities, mortgage-backed securities, guaranteed REMIC pass-through certificates and corporate debt securities.

The following table sets forth the amortized cost and fair value of our securities available-for-sale portfolio at the dates indicated.

                                                        June 30, 2006                 December 31, 2005
                                                 ----------------------------    ----------------------------
                                                  Amortized         Fair           Amortized         Fair
(Dollars in thousands)                               Cost           Value            Cost           Value
                                                 ------------    ------------    ------------    ------------
U.S. Government and agency securities            $     15,425    $     14,698    $     15,425    $     14,896
Mortgage-backed securities                             18,305          18,152          23,373          23,326
Guaranteed REMICs                                      33,515          32,048          36,737          35,702
Corporate debt securities                               4,017           3,891           4,024           3,948
Other debt securities                                       6               6              26              26
Equity securities                                          49              49              49              49
                                                 ------------    ------------    ------------    ------------
      Total securities available-for-sale        $     71,317    $     68,844    $     79,634    $     77,947
                                                 ============    ============    ============    ============

Securities at amortized cost decreased $8.3 million, or 10.4%. The decrease was the result of paydowns of mortgage-backed securities and guaranteed REMICs. These paydowns were utilized to reduce maturing FHLB advances. We continue to monitor our security portfolio and may utilize future paydowns to reduce our borrowings.

DEPOSITS. Our deposit base is comprised of demand deposits, savings accounts, money market accounts and certificates of deposit.

The following table sets forth the balances of our deposit products at the dates indicated.

                                                 June 30, 2006              December 31, 2005
                                            ------------------------    ------------------------
(Dollars in thousands)                        Amount           %          Amount           %
                                            ----------    ----------    ----------     ---------
Noninterest-bearing demand deposits         $    4,661        3.5%      $    3,181         2.5%
Interest-bearing demand deposits                13,090       10.0           13,225        10.6
Savings accounts                                29,186       22.2           30,797        24.7
Money market accounts                            5,249        4.0            5,319         4.3
Certificates of deposit                         79,114       60.3           72,375        57.9
                                            ----------      -----       ----------       -----
      Total deposits                        $  131,300      100.0%      $  124,897       100.0%
                                            ==========      =====       ==========       =====

Total deposits increased $6.4 million to $131.3 million from $124.9 million for the six months ended June 30, 2006. The increase in deposits is the result of a continuation of a dedicated sales culture, increased marketing of selected specials on certificates of deposit and a focus on building and fostering relationships with current customers and attracting new customers. We continue to face significant competition from credit unions and other financial institutions which could affect our ability to maintain and grow our deposit base. The increase in deposits has provided us the opportunity to fund loan growth and reduce reliance on FHLB advances.

BORROWINGS. We utilize borrowings from the Federal Home Loan Bank of Pittsburgh as a supplemental source of funds for loans and securities. The following table sets forth information concerning our borrowings for the periods indicated.

                                                                    Six Months Ended              Year Ended
(Dollars in thousands)                                                  June 30,                 December 31,
                                                                          2006                       2005
                                                                    ----------------             ------------
FHLB ADVANCES
Maximum amount outstanding at any month end during the period           $ 98,766                   $109,800
Average amount outstanding during the period                              93,811                    105,275
Weighted average interest rate during the period                            3.92%                      3.72%
Balance outstanding at end of period                                    $ 87,648                   $102,404
Weighted average interest rate at end of period                             3.94%                      3.87%

As previously noted, we were able to reduce our FHLB advances by utilizing funds received from security paydowns and generation of deposits. The cost of funds has increased since year end based on maturing FHLB advances which were replaced at a higher cost due to increases in interest rates. Higher market interest rates will also affect replacement of maturing short-term FHLB advances throughout the year.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

OVERVIEW. We had net income of $150,000 for the three months ended June 30, 2006, compared to net income of $293,000 for the same period in 2005. The decrease in net income is primarily the result of a decrease in interest income on investment securities and other interest earning assets due to paydowns on securities as well as an increase in noninterest expense.

                                        Three Months Ended
(Dollars in thousands)                        June 30,
                                        2006          2005       % Change
                                       ------       -------      --------
Net income                             $  150       $   293        (48.8)%
Return on average assets                 0.22%         0.41%       (46.3)
Return on average equity                 1.32          2.67        (50.6)
Average equity to average assets        16.94         15.28         10.9

NET INTEREST INCOME. Net interest income decreased $96,000, or 5.7%, to $1.6 million for the quarter ended June 30, 2006 from $1.7 million for the same period last year. Net interest spread and net interest margin were 2.02% and 2.52%, respectively, for the quarter ended June 30, 2006 compared to 2.06% and 2.48%, respectively, for the quarter ended June 30, 2005.

Interest income decreased $37,000, or 1.1% for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Income from securities decreased $56,000 due to a decrease in the average balance of $10.9 million due to paydowns of mortgage-backed securities and guaranteed REMICs, which was partially offset by an increase of 29 basis points in yield from the repricing of adjustable rate securities. Other interest-earning assets income decreased $39,000 due to a decrease in the average balance of $12.9 million, partially offset by an increase of 292 basis points in yield. The primary components of other interest-earning assets are Federal Home Loan Bank Stock and our Federal Home Loan Bank ("FHLB") demand account. The most notable decrease was in the FHLB demand account as compared to June 30, 2005 as the Company had received significant funds from stock subscriptions during this period related to our stock offering which was completed on April 6, 2005. Interest income on loans increased $58,000 due to $2.6 million in net loan originations.

Interest expense increased $59,000, or 3.4%, for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. Interest expense on deposits increased $155,000, due to an increase of 54 basis points in cost. The increase in cost on deposits was related to the marketing of selected specials on short term certificates of deposit to foster deposit growth. The increase in cost was partially offset by a decrease of $2.4 million in the average balance of deposits. Borrowing expense decreased $96,000 due to a decrease of $16.2 million in the average balance from the paydown of maturing FHLB advances but was partially offset by an increase of 24 basis points in cost due to the replacement of maturing short-term FHLB advances during the first and second quarter of 2006.

The following table summarizes changes in interest income and expense for the periods indicated.

                                          Three Months Ended
(Dollars in thousands)                        June 30,
                                           2006       2005     % Change
                                          ------     ------    --------
Interest income:
 Loans                                    $2,501     $2,443       2.4%
 Securities                                  784        840      (6.7)
 Other interest-earning assets               115        154     (25.3)
                                          ------     ------
  Total interest income                    3,400      3,437      (1.1)

Interest expense:
 Interest-bearing demand deposits (1)         15         25     (40.0)
 Savings accounts                             74         86     (14.0)
 Money market accounts                        24         19      26.3
 Certificates of deposit                     802        630      27.3
                                          ------     ------
  Total interest-bearing deposits            915        760      20.4
 FHLB advances                               888        984      (9.8)
                                          ------     ------
  Total interest expense                   1,803      1,744       3.4
                                          ------     ------
  Net interest income                     $1,597     $1,693      (5.7)%

----------
(1) The interest for the three months ended June 30, 2005 includes approximately $9,000 of interest on funds received for stock subscriptions related to the Company's initial public offering.

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

(Dollars in thousands)                                                    Three Months Ended June 30,
                                                                 2006                                     2005
                                               -------------------------------------      ----------------------------------
                                                               Interest                                 Interest
                                                Average           and         Yield/       Average         and        Yield/
                                                Balance        Dividends       Cost        Balance      Dividends      Cost
                                               ---------       ---------      ------      ---------     ---------     ------
ASSETS:
Interest-earning assets:
     Loans, net(1)(2)                          $ 172,362       $   2,501        5.80%     $ 168,191     $   2,443       5.81%
     Securities(3)                                73,512             784        4.27         84,395           840       3.98
     Other interest-earning assets                 7,815             115        5.89         20,718           154       2.97
                                               ---------       ---------                  ---------     ---------
       Total interest-earning assets             253,689           3,400        5.36        273,304         3,437       5.03

Noninterest-earning assets                        15,265                                     14,984
                                               ---------                                  ---------
       Total assets                            $ 268,954                                  $ 288,288
                                               =========                                  =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:

     Interest-bearing demand deposits(4)       $  13,295       $      15        0.45%     $  13,726     $      25       0.73%
     Savings accounts                             29,599              74        1.00         34,606            86       0.99
     Money market accounts                         5,075              24        1.89          5,771            19       1.32
     Certificates of deposit                      77,983             802        4.11         74,291           630       3.39
                                               ---------       ---------                  ---------     ---------
       Total interest-bearing deposits           125,952             915        2.91        128,394           760       2.37

     FHLB advances                                90,082             888        3.94        106,278           984       3.70
                                               ---------       ---------                  ---------     ---------
       Total interest-bearing liabilities        216,034           1,803        3.34        234,672         1,744       2.97

Noninterest-bearing liabilities                    7,366                                      9,573
                                               ---------                                  ---------
         Total liabilities                       223,400                                    244,245

Stockholders' equity                              45,554                                     44,043
                                               ---------                                  ---------
         Total liabilities and
         stockholders' equity                  $ 268,954                                  $ 288,288
                                               =========                                  =========

Net interest income                                            $   1,597                                $   1,693
                                                               =========                                =========
Interest rate spread(5)                                                         2.02%                                   2.06%
Net interest margin(6)                                                          2.52                                    2.48
Average interest-earning assets to
  average interest-bearing liabilities                                        117.43%                                 116.46%

----------

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

                                                     Three Months Ended June 30, 2006
                                                              Compared to
(Dollars in thousands)                               Three Months Ended June 30, 2005
                                                  --------------------------------------
                                                          Increase (Decrease) Due to
                                                  Volume           Rate            Total
                                                  ------           -----           -----
INTEREST AND DIVIDEND INCOME:
     Loans                                         $  62           $  (4)          $  58
     Securities                                     (114)             58             (56)
     Other interest-earning assets                  (133)             94             (39)
                                                   -----           -----           -----
       Total interest-earning assets                (185)            148             (37)

INTEREST EXPENSE:
     Deposits                                        (15)            170             155
     FHLB advances                                  (157)             61             (96)
                                                   -----           -----           -----
       Total interest-bearing liabilities           (172)            231              59
                                                   -----           -----           -----
     CHANGE IN NET INTEREST INCOME                 $ (13)          $ (83)          $ (96)
                                                   =====           =====           =====

PROVISION FOR LOAN LOSSES. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is recorded.

The following table summarizes the activity in the allowance for loan losses for the periods indicated.

                                                  Three Months Ended
(Dollars in thousands)                                 June 30,
                                                  2006          2005
                                                  ----          ----
Allowance at the beginning of the period          $820          $725
Provision for loan losses                           20            25
Charge-offs                                          -             -
Recoveries                                           -             -
                                                  ----          ----
Net charge-offs                                      -             -
                                                  ----          ----
Allowance at the end of period                    $840          $750
                                                  ====          ====

There was a provision for loan losses of $20,000 for the three months ended June 30, 2006 as compared to $25,000 for the three months ended June 30, 2005. The increase in the overall allowance is a result of increased delinquencies in mortgage and nonmortgage loans as well as growth of the loan portfolio.

NONINTEREST INCOME. The following table summarizes noninterest income for the periods indicated.

                                                             Three Months Ended
(Dollars in thousands)                                             June 30,
                                                             2006           2005            % Change
                                                            -----          -----            --------
Fees and service charges                                    $  95          $  97              (2.1)%
Insurance commissions                                         326            358              (8.9)
Income from bank-owned life insurance                          71             63              12.7
Net loss on sales of securities available-for-sale              -             (1)            100.0
Net gain on sale of real estate owned                          22              -             100.0
Other                                                          28             10             180.0
                                                            -----          -----

   Total noninterest income                                 $ 542          $ 527               2.8%
                                                            =====          =====

Noninterest income increased $15,000, or 2.8%, to $542,000 for the three months ended June 30, 2006, as compared to $527,000 for the three months ended June 30, 2005. The increase was primarily attributable to a gain of $26,000 on the sale of $1.2 million of the student loan portfolio and a gain of $22,000 on the sale of real estate owned. These gains were partially offset by a decrease of $32,000 in insurance commissions due to lower levels of contingency income from insurance carriers in the current period compared to the prior period. Contingency income is related to the profitability of our account to the insurer. Timing of the receipt and amount of payments, if any, may fluctuate.

NONINTEREST EXPENSE. The following table summarizes noninterest expense for the periods indicated.

                                              Three Months Ended
(Dollars in thousands)                             June 30,
                                             2006            2005             % Change
                                            ------          ------            --------
Compensation and employee benefits          $1,178          $1,161                1.5%
Occupancy                                      208             205                1.5
Federal insurance premiums                      16              16                  -
Data processing                                 77              68               13.2
Advertising                                     50              31               61.3
Professional services                          130              53              145.3
Stationary, printing and supplies               34              28               21.4
Telephone                                       13              12                8.3
Postage                                         29              27                7.4
Correspondent bank fees                         23              25               (8.0)
All other                                      150             183              (18.0)
                                            ------          ------
   Total noninterest expense                $1,908          $1,809                5.5%
                                            ======          ======

Noninterest expense increased $99,000, or 5.5%, for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005. The increase is primarily from professional services related to operating as a public company including increased legal fees, consulting fees, annual reporting costs and the outsourcing of the internal audit function. The Company completed its initial public offering on April 6, 2005. The increase is also attributable to an increase in advertising expenses related to the opening of our new branch in Peters Township. The new branch opened in July 2006.

INCOME TAXES. Income tax expense for the three months ended June 30, 2006 was $55,000 compared to $82,000 for the same period in 2005.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

OVERVIEW. We had net income of $388,000 for the six months ended June 30, 2006, compared to net income of $519,000 for the same period in 2005. The decrease in net income was primarily the result of an increase in noninterest expense which was partially offset by an increase in noninterest income as compared to the prior period.

                                                Six Months Ended
(Dollars in thousands)                             June 30,
                                             2006            2005             % Change
                                            ------          ------            --------
Net income                                  $  388          $  519              (25.2)%
Return on average assets                      0.29%           0.37%             (21.6)
Return on average equity                      1.71            3.22              (46.9)
Average equity to average assets             16.76           11.45               46.4

NET INTEREST INCOME. Net interest income increased $36,000, or 1.2%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Interest income on loans increased $233,000 due to $2.6 million in net loan originations during the period as well as $19.5 million of loans purchased in 2005. The increase in interest income was partially offset by an increase of 42 basis points in the cost of funds related to the marketing of selected specials on short-term certificates of deposit to foster deposit growth. Borrowing expense decreased $122,000 due to a $14.0 million decrease in the average balance related to the paydown of maturing FHLB advances, but was partially offset by an increase of 29 basis points in cost due to the replacement of maturing short-term FHLB advances during the period.

The following table summarizes changes in interest income and expense for the periods indicated.

                                               Six Months Ended
(Dollars in thousands)                             June 30,
                                             2006            2005             % Change
                                            -------         -------           --------
Interest income:
 Loans                                      $ 4,939         $ 4,706               5.0%
 Securities                                   1,594           1,627              (2.0)
 Other interest-earning assets                  189             272             (30.5)
                                            -------         -------
   Total interest income                      6,722           6,605               1.8

Interest expense:
 Interest-bearing demand deposits                31              61             (49.2)
 Savings accounts                               148             171             (13.5)
 Money market accounts                           40              42              (4.8)
 Certificates of deposit                      1,530           1,272              20.3
                                            -------         -------
   Total interest-bearing deposits            1,749           1,546              13.1
 FHLB advances                                1,837           1,959              (6.2)
                                            -------         -------
   Total interest expense                     3,586           3,505               2.3
                                            -------         -------

   Net interest income                      $ 3,136         $ 3,100               1.2%
                                            =======         =======

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

(Dollars in thousands)                                                   Six Months Ended June 30,
                                                                2006                                      2005
                                               -------------------------------------      ----------------------------------
                                                               Interest                                 Interest
                                                Average           and         Yield/       Average        and         Yield/
                                                Balance        Dividends       Cost        Balance      Dividends      Cost
                                               ---------       ---------      ------      ---------     ---------     ------
ASSETS:
Interest-earning assets:
     Loans, net (1)(2)                         $ 171,844       $   4,939        5.75%     $ 162,765     $   4,706       5.78%
     Securities (3)                               75,596           1,594        4.22         84,410         1,627       3.85
     Other interest-earning assets                 8,252             189        4.58         19,078           272       2.85
                                               ---------       ---------                  ---------     ---------
       Total interest-earning assets             255,692           6,722        5.26        266,253         6,605       4.96

Noninterest-earning assets                        15,648                                     15,352
                                               ---------                                  ---------
       Total assets                            $ 271,340                                  $ 281,605
                                               =========                                  =========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:

     Interest-bearing demand deposits(4)       $  13,331       $      31        0.47%     $  13,831     $      61       0.88%
     Savings accounts                             29,918             148        0.99         34,926           171       0.98
     Money market accounts                         5,069              40        1.58          6,090            42       1.38
     Certificates of deposit                      76,425           1,530        4.00         75,091         1,272       3.39
                                               ---------       ---------                  ---------     ---------
       Total interest-bearing deposits           124,743           1,749        2.80        129,938         1,546       2.38

     FHLB advances                                93,811           1,837        3.92        107,820         1,959       3.63
                                               ---------       ---------                  ---------     ---------
       Total interest-bearing liabilities        218,554           3,586        3.28        237,758         3,505       2.95

Noninterest-bearing liabilities                    7,313                                     11,602
                                               ---------                                  ---------
         Total liabilities                       225,867                                    249,360

Equity                                            45,473                                     32,245
                                               ---------                                  ---------
         Total liabilities and equity          $ 271,340                                  $ 281,605
                                               =========                                  =========

Net interest income                                            $   3,136                                $   3,100
                                                               =========                                =========

Interest rate spread (5)                                                        1.98%                                   2.01%
Net interest margin (6)                                                         2.45                                    2.33
Average interest-earning assets to
  average interest-bearing liabilities                                        116.99%                                 111.98%

----------
(1) Amount is net of deferred loan costs, loans in process and estimated allowance for loan losses.

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

                                                      Six Months Ended June 30, 2006
                                                                Compared to
(Dollars in thousands)                                Six Months Ended June 30, 2005
                                                  --------------------------------------
                                                        Increase (Decrease) Due to
                                                  Volume           Rate            Total
                                                  ------           -----           -----
INTEREST AND DIVIDEND INCOME:
 Loans                                            $  257           $ (24)          $ 233
 Securities                                         (181)            148             (33)
 Other interest-earning assets                      (199)            116             (83)
                                                  ------           -----           -----
   Total interest-earning assets                    (123)            240             117

INTEREST EXPENSE:
 Deposits                                            (61)            264             203
 FHLB advances                                      (270)            148            (122)
                                                  ------           -----           -----
   Total interest-bearing liabilities               (331)            412              81
                                                  ------           -----           -----
 CHANGE IN NET INTEREST INCOME                    $  208           $(172)          $  36
                                                  ======           =====           =====

PROVISION FOR LOAN LOSSES. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is recorded.

The following table summarizes the activity in the allowance for loan losses for the periods indicated.

                                                                    Six Months Ended
(Dollars in thousands)                                                  June 30,
                                                            2006                        2005
                                                           -------                     ------
Allowance at the beginning of the period                   $   800                     $  725
Provision for loan losses                                       40                         25
Charge-offs                                                      -                          -
Recoveries                                                       -                          -
                                                           -------                     ------
Net charge-offs                                                  -                          -
                                                           -------                     ------
Allowance at the end of period                             $   840                     $  750
                                                           =======                     ======

There was a provision for loan losses of $40,000 for the six months ended June 30, 2006 as compared to $25,000 for the six months ended June 30, 2005. No charge-offs were recorded; however, moderate growth in the loan portfolio coupled with an increase in delinquencies prompted an increase in the provision and the allowance.

NONINTEREST INCOME. The following table summarizes noninterest income for the periods indicated.

                                                                 Six Months Ended
(Dollars in thousands)                                                June 30,
                                                               2006             2005        % Change
                                                              -------          ------       --------
Fees and service charges                                      $   183          $  191          (4.2)%
Insurance commissions                                             880             852           3.3
Income from bank-owned life insurance                             138             125          10.4
Net gain (loss) on sales of securities available-for-sale           -              (1)        100.0
Net gain on sale of real estate owned                              33               -         100.0
Other                                                              33              20          65.0
                                                              -------          ------
  Total noninterest income                                    $ 1,267          $1,187           6.7%
                                                              =======          ======

Noninterest income increased $80,000, or 6.7%, to $1.3 million for the six months ended June 30, 2006 as compared to $1.2 million for the six months ended June 30, 2005. The increase was primarily from a gain of $33,000 on the sale of real estate owned as well as a gain of $26,000 on the sale of a majority of the student loan portfolio. The increase is also attributable to an overall increase of approximately $28,000 in insurance commission income due to higher levels of contingency income from insurance carriers in the current period. Contingency income is related to the profitability of our account to the insurer. Contingency income may fluctuate from period to period.

NONINTEREST EXPENSE. The following table summarizes noninterest expense for the periods indicated.

                                               Six Months Ended
(Dollars in thousands)                             June 30,
                                             2006            2005             % Change
                                            -------         -------           --------
Compensation and employee benefits          $ 2,327         $ 2,288              1.7%
Occupancy                                       405             409             (1.0)
Federal insurance premiums                       32              33             (3.0)
Data processing                                 152             142              7.0
Advertising                                      89              52             71.2
Professional services                           249              83            200.0
Stationary, printing and supplies                68              52             30.8
Telephone                                        27              32            (15.6)
Postage                                          53              51              3.9
Correspondent bank fees                          44              48             (8.3)
All other                                       294             354            (16.9)
                                            -------         -------
  Total noninterest income                  $ 3,740         $ 3,544              5.5%
                                            =======         =======

Noninterest expense increased $196,000, or 5.5%, for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The increase is primarily attributable to additional expenses associated with operating as a public company including increased legal fees, consulting fees, annual reporting costs and the outsourcing of the internal audit function. The Company completed its initial public offering on April 6, 2005. The increase is also attributable to an increase in advertising expenses related to the opening of our new branch in Peters Township. The new branch opened in July 2006.

INCOME TAXES. Income tax expense for the six months ended June 30, 2006 was $198,000 compared to income tax expense of $160,000 for the same period in 2005.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2006, cash and cash equivalents totaled $5.9 million. Securities classified as available-for-sale whose market value exceeds cost, which provide additional sources of liquidity, totaled $8.7 million at June 30, 2006. Also, at June 30, 2006, we had the ability to borrow an additional total of approximately $99.6 million from the Federal Home Loan Bank of Pittsburgh. On June 30, 2006, we had $87.6 million of FHLB advances outstanding.

At June 30, 2006, we had $9.3 million of commitments to lend, which was comprised of $3.2 million of mortgage loan commitments, $3.6 million of loans in process, $2.0 million of unused home equity lines of credit and $490,000 of unused commercial lines of credit. Certificates of deposit due within one year of June 30, 2006 totaled $42.6 million, or 54.0% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers' hesitancy to invest their funds for long periods in the current interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. We believe, however, based on past experience that a significant portion of our maturing certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

CAPITAL MANAGEMENT. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2006, we exceeded all of our regulatory capital requirements. We are considered "well capitalized" under regulatory guidelines.

We also manage our capital for maximum stockholder benefit. The capital from our stock offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. We may use capital management tools such as cash dividends and common share repurchases. However, under Office of Thrift Supervision regulations, we were not allowed to repurchase any shares during the first year following the offering, except under limited circumstances.

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

For the six months ended June 30, 2006, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not repurchase any of our common stock during the quarter ended June 30, 2006 and at June 30, 2006 we had no publicly announced repurchase plans or programs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Stockholders of FedFirst Financial Corporation was held on May 24, 2006. Proxies were solicited pursuant to Section 14 (a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to the Company's solicitations.

The following nominees proposed by the Board of Directors were elected as Directors for three-year terms expiring at the 2009 Annual Meeting:

         Nominees               Term           Votes "for"        Votes withheld
--------------------------------------------------------------------------------

Jack M. McGinley              3 years                6,105,535           142,093

John G. Robinson              3 years                6,105,330           142,298
--------------------------------------------------------------------------------

The following nominee proposed by the Board of Directors was elected as Director for a one-year term expiring at the 2007 Annual Meeting:

         Nominee                Term            Votes "for"       Votes withheld
--------------------------------------------------------------------------------

John M. Kish                   1 year                6,131,230           116,398

--------------------------------------------------------------------------------

A vote was taken to approve the FedFirst Financial Corporation 2006 Equity Incentive Plan with the results as follows:

                                         Percent of Votes                          Percent of Votes Cast
                    Number of Votes    Eligible to be Cast     Number of Votes             Cast
                     (including the      (including the        (excluding the         (excluding the
                          MHC)                MHC)                   MHC)                  MHC)
--------------------------------------------------------------------------------------------------------
For                       4,526,479                   68.5%            889,604                      75.4%
Against                     288,853                    4.4%            288,853                      24.5%
Abstain                         655                    0.0%                655                       0.1%
--------------------------------------------------------------------------------------------------------

A vote was taken on a proposal to ratify the appointment by the Board of Directors of the firm of Edwards Sauer & Owens, P.C. as independent auditors of FedFirst Financial Corporation for the fiscal year ending December 31, 2006 with the results as follows:

                                        Percent of Shares
                                       Represented at the
                                     Meeting and Entitled to
                         Number               Vote
------------------------------------------------------------
For                     6,217,640                       99.5%
Against                    29,383                        0.5%
Abstain                       605                        0.0%
------------------------------------------------------------

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

  3.1     Amended and Restated Charter of FedFirst Financial Corporation(1)

  3.2     Amended and Restated Bylaws of FedFirst Financial Corporation (2)

  4.0     Specimen Stock Certificate of FedFirst Financial Corporation(1)

  31.1 Rule 13a-14 (a) / 15d-14 (a) Certification (President and Chief Executive Officer)

  31.2    Rule 13a-14 (a) / 15d-14 (a) Certification (Chief Financial Officer)

  32.1 Certification of John G. Robinson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  32.2 Certification of Robert C. Barry Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------------------
(1) Incorporated herein by reference to the Exhibits to the Registration Statement on Form SB-2, and amendments thereto, initially filed on December 17, 2004, Registration No. 333-121405.

(2) Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-QSB filed on May 12, 2006.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             FEDFIRST FINANCIAL CORPORATION
                             ------------------------------------------
                                            (Registrant)

Date: August 11, 2006        /s/ John G. Robinson
                             ------------------------------------------
                             John G. Robinson
                             President and Chief Executive Officer

Date: August 11, 2006       /s/ Robert C. Barry Jr.
                            -------------------------------------------
                             Robert C. Barry Jr.
                             Chief Financial Officer and Senior Vice President (Principal Financial Officer and Chief Accounting Officer)