Form 10QSB
period 2006-09-30
FedFirst Financial CORP
filed 2006-11-09
CIK 1308017

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from ___________ to ___________

                         Commission file number: 0-51153

                         FEDFIRST FINANCIAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

         United States                                            25-1828028
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

              Donner at Sixth Street, Monessen, Pennsylvania 15062
                    (Address of principal executive offices)

                                 (724) 684-6800
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act.)

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 9, 2006, there were 6,707,500 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                         FEDFIRST FINANCIAL CORPORATION

                                   FORM 10-QSB

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Condition at September 30, 2006
         (Unaudited) and December 31, 2005...............................     3

         Consolidated Statements of Income (Loss) for the Three and Nine
         Months Ended September 30, 2006 and 2005 (Unaudited)............     4

         Consolidated Statements of Changes in Stockholders' Equity and
         Comprehensive Income for the Nine Months Ended September 30,
         2006 and 2005 (Unaudited).......................................     5

         Consolidated Statements of Cash Flows for the Nine Months Ended
         September, 2006 and 2005 (Unaudited)............................     6

         Notes to the Unaudited Consolidated Financial Statements........     7

Item 2.  Management's Discussion and Analysis or Plan of Operation.......    10

Item 3.  Controls and Procedures.........................................    25

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................................    25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....    25

Item 3.  Defaults Upon Senior Securities.................................    25

Item 4.  Submission of Matters to a Vote of Security Holders.............    26

Item 5.  Other Information...............................................    26

Item 6.  Exhibits........................................................    26

Signatures...............................................................    27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         FEDFIRST FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                           SEPTEMBER 30,
                                                                2006       DECEMBER 31,
(Dollars in thousands)                                      (UNAUDITED)        2005
                                                           -------------   ------------
ASSETS
Cash and cash equivalents:
   Cash and due from banks                                   $  1,720        $  1,437
   Interest-earning deposits                                    3,004           4,895
                                                             --------        --------
      Total cash and cash equivalents                           4,724           6,332
Securities available-for-sale                                  83,126          77,947
Loans receivable, net                                         175,102         171,162
Federal Home Loan Bank stock, at cost                           4,744           5,147
Accrued interest receivable - loans                             1,026           1,028
Accrued interest receivable - securities                          493             357
Premises and equipment, net                                     2,201           2,070
Bank-owned life insurance                                       7,188           6,984
Goodwill                                                        1,080           1,080
Other assets                                                    1,340           1,214
Deferred tax assets and tax credit carryforwards                2,585           2,855
                                                             --------        --------
      Total assets                                           $283,609        $276,176
                                                             ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                                       $  4,705        $  3,181
   Interest-bearing                                           137,996         121,716
                                                             --------        --------
      Total deposits                                          142,701         124,897

Federal Home Loan Bank advances                                87,094         102,404
Advance payments by borrowers for taxes and insurance             304             291
Accrued interest payable - deposits                               889             636
Accrued interest payable - borrowings                             277             325
Other liabilities                                               6,093           2,157
                                                             --------        --------
      Total liabilities                                       237,358         230,710

Minority interest in subsidiary                                    75              66

Stockholders' Equity:
   Preferred stock $0.01 par value; 10,000,000 shares
      authorized; none issued                                      --              --
   Common stock $0.01 par value; 20,000,000 shares
      authorized; 6,707,500 and 6,612,500 shares issued
      and outstanding                                              67              66
   Additional paid-in capital                                  28,701          28,648
   Retained earnings - substantially restricted                20,574          20,131
   Accumulated other comprehensive loss, net
      of deferred taxes of $(565) and $(661)                     (876)         (1,026)
   Unearned Employee Stock Ownership Plan (ESOP) shares        (2,290)         (2,419)
                                                             --------        --------
      Total stockholders' equity                               46,176          45,400
                                                             --------        --------
      Total liabilities and stockholders' equity             $283,609        $276,176
                                                             ========        ========

          See Notes to the Unaudited Consolidated Financial Statements

                         FEDFIRST FINANCIAL CORPORATION
                                AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

                                                                 For the Three Months     For the Nine Months
                                                                 Ended September 30,      Ended September 30,
                                                               -----------------------   --------------------
(Dollars in thousands, except per share data)                     2006         2005         2006        2005
                                                               ----------   ----------   ----------   -------
Interest income:
   Loans                                                       $    2,497   $    2,474   $    7,436   $ 7,180
   Securities                                                         800          857        2,394     2,484
   Other interest-earning assets                                      141          110          330       382
                                                               ----------   ----------   ----------   -------
      Total interest income                                         3,438        3,441       10,160    10,046

Interest expense:
   Deposits                                                         1,094          785        2,843     2,331
   Federal Home Loan Bank advances                                    831          982        2,668     2,941
                                                               ----------   ----------   ----------   -------
      Total interest expense                                        1,925        1,767        5,511     5,272
                                                               ----------   ----------   ----------   -------
Net interest income                                                 1,513        1,674        4,649     4,774
Provision for loan losses                                              29           25           69        50
                                                               ----------   ----------   ----------   -------
Net interest income after provision for loan losses                 1,484        1,649        4,580     4,724

Noninterest income:
   Fees and service charges                                            90          138          273       329
   Insurance commissions                                              343          331        1,223     1,183
   Income from bank-owned life insurance                               68           67          206       192
   Net gain (loss) on sales of securities available-for-sale           --           --           --        (1)
   Net gain on sale of real estate owned                               --           --           33        --
   Other                                                                2            9           35        29
                                                               ----------   ----------   ----------   -------
      Total noninterest income                                        503          545        1,770     1,732

Noninterest expense:
   Compensation and employee benefits                               1,191        1,610        3,518     3,898
   Occupancy                                                          217          210          622       619
   FDIC insurance premiums                                              5           21           37        54
   Data processing                                                     73           62          225       204
   Other                                                              401          434        1,225     1,106
                                                               ----------   ----------   ----------   -------
      Total noninterest expense                                     1,887        2,337        5,627     5,881
Minority interest in net income of consolidated subsidiary             10            6           47        45
                                                               ----------   ----------   ----------   -------
Income (loss) before income tax (benefit)                              90         (149)         676       530
Income tax expense (benefit)                                           35          (33)         233       127
                                                               ----------   ----------   ----------   -------
Net income (loss)                                              $       55   $     (116)  $      443   $   403
                                                               ==========   ==========   ==========   =======
Earnings per share:
   Basic and diluted
                                                               $     0.01   $    (0.02)  $     0.07       N/A
                                                               ==========   ==========   ==========   =======
Weighted-average shares outstanding:
   Basic                                                        6,381,371    6,361,930    6,377,051       N/A
   Diluted                                                      6,430,545    6,361,930    6,424,826       N/A

          See Notes to the Unaudited Consolidated Financial Statements

                         FEDFIRST FINANCIAL CORPORATION
                                AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE
                               INCOME (UNAUDITED)
                             (Dollars in thousands)

                                                                        Accumulated
                                               Additional                  Other       Unearned       Total
                                      Common     Paid-in    Retained   Comprehensive     ESOP     Stockholders'   Comprehensive
                                       Stock     Capital    Earnings   Income (Loss)    Shares        Equity      Income (Loss)
                                      ------   ----------   --------   -------------   --------   -------------   -------------
Balance at January 1, 2005              $--     $    --     $20,253        $(217)      $    --       $20,036
   Comprehensive income
      Net income                         --          --         403           --            --           403          $ 403
      Unrealized loss on securities
         available-for-sale, net of
         tax of $(177)                   --          --          --         (274)           --          (274)          (274)
                                        ---     -------     -------        -----       -------       -------
      Reclassification adjustment,
         net of tax $1                   --          --          --            1            --             1              1
      Issuance of common stock (1)       63      26,080          --           --            --        26,143             --
      Issuance of common stock to
         establish ESOP                   3       2,589          --           --        (2,592)           --             --
      ESOP shares committed to be
         released                        --         (13)         --           --           115           102             --
      Dividends paid                     --          --         (20)          --            --           (20)            --
                                        ---     -------     -------        -----       -------       -------          -----
         Total comprehensive income                                                                                   $ 130
                                                                                                                      =====
Balance at September 30, 2005           $66     $28,656     $20,636        $(490)      $(2,477)      $46,391
                                        ===     =======     =======        =====       =======       =======

                                                                        Accumulated
                                               Additional                  Other       Unearned       Total
                                      Common     Paid-in    Retained   Comprehensive     ESOP     Stockholders'   Comprehensive
                                       Stock     Capital    Earnings   Income (Loss)    Shares        Equity      Income (Loss)
                                      ------   ----------   --------   -------------   --------   -------------   -------------
Balance at January 1, 2006              $66     $28,648      $20,131      $(1,026)     $(2,419)      $45,400
   Comprehensive income
      Net income                         --          --          443           --           --           443           $443
      Unrealized loss on securities
         available- for-sale, net
         of tax of $(97)                 --          --           --          150           --           150            150
      ESOP shares committed to be
         released                        --          (2)          --           --          129           127             --
      Issuance of common stock for
         restricted stock awards          1          --           --           --           --             1             --
      Stock-based compensation
         expense                         --          55           --           --           --            55             --
                                        ---     -------      -------      -------      -------       -------           ----
         Total comprehensive income                                                                                    $593
                                                                                                                       ====
Balance at September 30, 2006           $67     $28,701      $20,574      $  (876)     $(2,290)      $46,176
                                        ===     =======      =======      =======      =======       =======

(1) Additional paid-in-capital balance is net of stock issuance cost of approximately $1.1 million.

          See Notes to the Unaudited Consolidated Financial Statements

                         FEDFIRST FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               For the Nine Months
                                                                                      Ended
                                                                                  September 30,
                                                                               -------------------
(Dollars in thousands)                                                           2006       2005
                                                                               --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                  $    443   $    403
   Adjustments to reconcile net income to net cash provided by operating activities:
      Minority interest in net income of consolidated subsidiary                     47         45
      Provision for loan losses                                                      69         50
      Depreciation                                                                  212        251
      Net loss on sales of securities available-for-sale                             --          1
      Net gain on sale of real estate owned                                         (33)        --
      Net gain on sale of student loan portfolio                                    (26)        --
      Net accretion (amortization) of security premiums and loan costs               69         (5)
      Amortization of investments in affordable housing projects                     --        150
      Non cash expense for ESOP                                                     127        102
      Non cash expense for stock-based compensation expense                          55         --
      Decrease in accrued interest receivable                                      (134)      (145)
      Increase in bank-owned life insurance                                        (204)      (192)
      Increase in other assets                                                      (81)       (96)
      Decrease in other liabilities, net of security transactions
         pending settlement                                                         222        314
                                                                               --------   --------
         Net cash provided by operating activities                                  766        878

CASH FLOWS FROM INVESTING ACTIVITIES
   Net loan (originations) repayments                                            (5,241)     5,689
   Proceeds from sale of student loan portfolio                                   1,224         --
   Purchases of mortgage loans                                                       --    (20,228)
   Proceeds from maturities of and principal repayments of securities
      available-for-sale                                                         11,654     20,565
   Proceeds from sales of securities available-for-sale                              --      3,251
   Purchases of securities available-for-sale, net of transactions pending
      settlement                                                                (12,670)   (19,532)
   Proceeds from sale of other real estate                                           92         --
   Purchases of premises and equipment                                             (343)      (275)
   Decrease in Federal Home Loan Bank stock                                         403        859
   Purchase of bank-owned life insurance                                             --       (175)
                                                                               --------   --------
         Net cash (used in) provided by  investing activities                    (4,881)    (9,846)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net decrease in Federal Home Loan Bank advances                              (15,310)    (5,109)
   Net increase (decrease) in deposits                                           17,804     (8,892)
   Increase (decrease) in advance payments by borrowers for taxes and
      insurance                                                                      13       (481)
   Dividends paid                                                                    --        (20)
   Proceeds from stock offering, net                                                 --     28,735
   Establishment of ESOP                                                             --     (2,592)
                                                                               --------   --------
         Net cash provided by financing activities                                2,507     11,641

Net (decrease) increase in cash and cash equivalents                             (1,608)     2,673

Cash and cash equivalents, beginning of period                                    6,332      6,715
                                                                               --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $  4,724   $  9,388
                                                                               ========   ========
Supplemental cash flow information:
   Cash paid for:
      Interest on deposits, advances, and other borrowings                     $  7,231   $  5,386
                                                                               ========   ========
      Income taxes                                                             $     32   $    381
                                                                               ========   ========

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

On April 6, 2005, FedFirst Financial completed its initial public offering. The Company registered and sold 2,975,625 shares of common stock, par value $0.01. In connection with the offering, the Company also sold 3,636,875 shares of common stock to FedFirst Financial MHC at $0.01 per share. As a result, FedFirst Financial MHC owned 55% of the Company's original issuance of common stock. Proceeds from the offering totaled $28.7 million, net of stock issuance costs of approximately $1.1 million.

On September 21, 2006 the Company issued and 95,000 shares of common stock in conjunction with the FedFirst Financial Corporation 2006 Equity Incentive Plan. As a result, the issued shares outstanding increased to 6,707,500 which reduced FedFirst Financial MHC's ownership to 54% of the Company's common stock.

The unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-QSB and, therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary to make the consolidated financial statements not misleading have been included. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. Certain items previously reported have been reclassified to conform with the current reporting period's format. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

FAIR VALUE MEASUREMENTS: In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, however, for some entities the application of this Statement will change current practice. This statement, which the Company does not anticipate having a material effect on its financial condition or operations upon adoption, is effective for years beginning after November 15, 2007 and interim periods within those fiscal years.

ACCOUNTING FOR PENSIONS AND OTHER POSTRETIREMENT PLANS: In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132 (R) ("SFAS 158"). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is defined as the difference between the fair value of the plan assets and the plans benefit obligation. For a pension plan the benefit obligation is the projected benefit obligation and for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 requires an employer to recognize as a component of other comprehensive income, net of tax, the gains and losses and prior service costs or credits that arise during the period but that are not recognized as components of net periodic benefit costs pursuant to SFAS 87. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end. Additional footnote disclosure is also required about certain effects on net periodic benefit cost for the next year that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. Except for the year-end measurement requirement, SFAS 158 is effective for the year ending December 31, 2006. The Company does not anticipate that the adoption of this Statement will have a material effect on its financial condition or operations.

CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS: In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Topic 1: Financial Statements, N. Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 was issued to express the staff's views regarding the process of quantifying financial statement misstatements. The interpretations in SAB 108 were issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts in the balance sheet. SAB 108 clarifies that both the "rollover" and "iron curtain" methods should be used in evaluating misstatements. This interpretation is effective immediately and the Company does not anticipate that this interpretation will have a material effect on the Company's financial condition or operations.

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES: In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"). This interpretation clarifies that accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for years beginning after December 15, 2006. The adoption of this Interpretation is not expected to have a material impact on the Company's financial condition or operations.

NOTE 3. STOCK-BASED COMPENSATION

On May 24, 2006, FedFirst Financial Corporation's stockholders approved the 2006 Equity Incentive Plan (the "Plan"). The purpose of the Plan is to promote the Company's success and enhance its value by linking the personal interests of its employees, officers, directors and directors emeritus to those of the Company's stockholders, and by providing participants with an incentive for outstanding performance. All of the Company's employees, officers and directors are eligible to participate in the Plan. The Plan authorizes the granting of options to purchase shares of the Company's stock, which may be non-statutory stock options or incentive stock options, and restricted stock which is subject to restrictions on transferability and subject to forfeiture. The Plan reserved an aggregate number of 453,617 shares of which 324,012 may be issued in connection with the exercise of stock options and 129,605 may be issued as restricted stock.

On August 8, 2006, the non-employee directors (including directors emeritus) were granted an aggregate of 22,500 restricted shares of common stock and 50,000 options to purchase shares of common stock. In addition, on the same date, certain officers and key employees of the Company were awarded an aggregate of 72,500 restricted shares of common stock and 183,000 options to purchase shares of common stock. The awards vest over five years at the rate of 20% per year. The contractual life of the stock options is 10 years from date of grant.

The Company's common stock closed at $10.11 per share on August 8, 2006, which is the exercise price of the options granted on that date. The market value of the restricted stock awards was approximately $960,450, before the impact of income taxes. The estimated value of the stock options was $736,280, before the impact of income taxes. The Company recognizes expense associated with the awards over the five-year vesting period in accordance with SFAS No. 123(R), Share-Based Payment. Compensation expense recorded for the three and nine months ended September 30, 2006 was $55,000. As of September 30, 2006, there was $1.6 million of total unrecognized compensation cost related to nonvested stock-based compensation. This compensation expense cost is expected to be recognized ratably over the service period of 4.75 years.

The per share weighted-average fair value of stock options granted with an exercise price equal to the market value on August 8, 2006 was $3.16, using the Black-Scholes-Merton option pricing model with the following assumptions: expected life of 7 years, expected dividend rate of 0%, risk-free interest rate of 5.25% and an expected volatility of 10%.

                                                    STOCK OPTIONS
                                                --------------------
                                                Number of   Exercise
STOCK-BASED COMPENSATION                          Shares      Price
------------------------                        ---------   --------
Outstanding at January 1, 2006                        --
   Granted                                       233,000     $10.11
   Exercised or converted                             --
   Forfeited                                          --
   Expired                                            --
                                                 -------     ------
Outstanding at September 30, 2006                233,000     $10.11
                                                 =======     ======
Exercisable or convertible at end of the year         --         --
                                                 =======     ======

                                           STOCK OPTIONS       RESTRICTED STOCK AWARDS
                                      ----------------------   -----------------------
                                      Number of   Fair-Value    Number of   Fair-Value
NONVESTED SHARES                        Shares       Price        Shares       Price
----------------                      ---------   ----------    ---------   ----------
Nonvested shares at January 1, 2006         --                       --
   Granted                             233,000       $3.16       95,000       $10.11
   Vested                                   --                       --
   Forfeited                                --                       --
                                       -------       -----       ------       ------
Nonvested at September 30, 2006        233,000       $3.16       95,000       $10.11
                                       =======       =====       ======       ======

NOTE 4. EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Common stock equivalents include restricted stock awards and stock options. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. There was no dilution from stock options for either the three or nine months ended September 30, 2006. Unallocated common shares held by the Employee Stock Ownership Plan ("ESOP") are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,          SEPTEMBER 30,
                                                     -----------------------   -----------------
(Dollars in thousands, except per share data)           2006         2005         2006      2005
                                                     ----------   ----------   ----------   ----
Net income                                           $       55   $     (116)  $      443    403
WEIGHTED-AVERAGE SHARES OUTSTANDING:
   Basic                                              6,381,371    6,361,930    6,377,051    N/A
   Effect of dilutive stock options and restricted
      stock awards                                       49,174          N/A       47,775    N/A
                                                     ----------   ----------   ----------    ---
   Diluted                                            6,430,545    6,361,930    6,424,826    N/A
EARNINGS PER SHARE:
   Basic                                             $     0.01   $    (0.02)  $     0.07    N/A
   Diluted                                           $     0.01   $    (0.02)  $     0.07    N/A

Earnings per common share data is not presented for the nine months ended September 30, 2005 as the Company had no publicly held shares outstanding prior to the Company's initial public offering on April 6, 2005.

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

On April 6, 2005, FedFirst Financial completed its initial public offering. The Company registered and sold 2,975,625 shares of common stock, par value $0.01. In connection with the offering, the Company also sold 3,636,875 shares of common stock to FedFirst Financial MHC at $0.01 per share. As a result, FedFirst Financial MHC owned 55% of the Company's original issuance of common stock.

On September 21, 2006 the Company issued 95,000 shares of common stock in conjunction with the FedFirst Financial Corporation 2006 Equity Incentive Plan. As a result, the issued shares outstanding increased to 6,707,500 which reduced FedFirst Financial MHC's ownership to 54% of the Company's common stock.

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

BALANCE SHEET ANALYSIS

OVERVIEW. Total assets at September 30, 2006 were $283.6 million, an increase of $7.4 million, or 2.7%, from total assets of $276.2 million at December 31, 2005. Total liabilities at September 30, 2006 were $237.4 million, compared to $230.7 million at December 31, 2005, an increase of $6.7 million, or 2.9%. Stockholders' equity was $46.2 million at September 30, 2006, an increase of $776,000 from December 31, 2005. The increase in stockholders' equity was primarily due to net income for the nine months ended September 30, 2006 of $443,000, a $150,000 decrease in the unrealized loss position of our security portfolio, and $127,000 related to ESOP shares committed to be released.

LOANS. Our primary lending activity is the origination of loans secured by real estate. We originate residential, multi-family and commercial mortgages and construction loans. To a lesser extent, we also originate consumer and commercial business loans.

The following table sets forth the composition of our loan portfolio at the dates indicated.

                                                September 30, 2006    December 31, 2005
                                                ------------------   ------------------
(Dollars in thousands)                           Amount    Percent    Amount    Percent
                                                --------   -------   --------   -------
Real estate-mortgage:
   One-to four-family residential               $133,212     74.3%   $133,189     76.3%
   Multi-family                                   19,512     10.9      21,552     12.3
   Commercial                                      5,268      2.9       4,121      2.4
                                                --------    -----    --------    -----
      Total real estate - mortgage loans         157,992     88.1     158,862     91.0

Real estate - construction:
   Residential                                     7,096      4.0       4,366      2.5
   Commercial                                      1,000      0.6       1,000      0.6
                                                --------    -----    --------    -----
      Total real estate - construction loans       8,096      4.6       5,366      3.1

Consumer:
   Education and consumer                            739      0.4       1,955      1.1
   Home equity                                     8,465      4.7       6,264      3.6
   Loans on savings accounts                         501      0.3         416      0.2
   Home improvement and other                        378      0.2         470      0.3
                                                --------    -----    --------    -----
      Total consumer loans                        10,083      5.6       9,105      5.2
Commercial business                                3,020      1.7       1,271      0.7
                                                --------    -----    --------    -----
      Total loans                                179,191    100.0%    174,604    100.0%
                                                --------    =====    --------    =====
Premium on loan purchases                            484                  524
Net deferred loan costs                              431                  385
Discount on loans purchased                         (147)                (166)
Loans in process                                  (4,001)              (3,385)
Allowance for loan losses                           (856)                (800)
                                                --------             --------
      Loans, net                                $175,102             $171,162
                                                ========             ========

Loans, net, increased $3.9 million, or 2.3%, to $175.1 million at September 30, 2006 compared to $171.2 million at December 31, 2005. The increase was primarily the result of growth in real estate construction, home equity and commercial business loans. This increase was partially offset by the sale of a majority of the student loan portfolio, which occurred in the second quarter, and paydowns on purchased multi-family loans.

NONPERFORMING ASSETS. The following table provides information with respect to our nonperforming assets at the dates indicated.

                                             September 30,   December 31,
(Dollars in thousands)                            2006           2005
                                             -------------   ------------
Nonaccrual loans:
   Real estate - mortgage                        $1,061          $212
   Real estate - construction                        --            --
   Consumer                                         188            43
   Commercial business                               --            --
                                                 ------          ----
      Total                                       1,249           255

Accruing loans past due 90 days or more:
   Real estate - mortgage                            --            12
   Real estate - construction                        --            --
   Consumer                                          --             4
   Commercial business                               --            --
                                                 ------          ----
      Total                                          --            16
                                                 ------          ----
      Total of nonaccrual and 90 days or
         more past due loans                      1,249           271
   Real estate owned                                 --            21
                                                 ------          ----
      Total nonperforming assets                  1,249           292
Troubled debt restructurings                         --            --
                                                 ------          ----
Troubled debt restructurings and total
   nonperforming assets                          $1,249          $292
                                                 ======          ====
Total nonperforming loans to total loans           0.70%         0.16%
Total nonperforming loans to total assets          0.44          0.10
Total nonperforming assets to total assets         0.44          0.11

Nonperforming assets increased $957,000 to $1.2 million at September 30, 2006 compared to $292,000 at December 31, 2005. The increase resulted primarily from the transfer of a residential mortgage loan totaling $331,000 to delinquency status during the second quarter, as well as a residential mortgage loan from our purchased loan portfolio totaling $555,000 in the third quarter.

SECURITIES. Our securities portfolio consists primarily of U.S. Government and agency securities, mortgage-backed securities, guaranteed REMIC pass-through certificates and corporate debt securities.

The following table sets forth the amortized cost and fair value of our securities available-for-sale portfolio at the dates indicated.

                                          September 30, 2006    December 31, 2005
                                         -------------------   -------------------
                                         Amortized     Fair    Amortized     Fair
(Dollars in thousands)                      Cost      Value       Cost      Value
                                         ---------   -------   ---------   -------
U.S. Government and agency securities     $28,029    $27,542    $15,425    $14,896
Mortgage-backed securities                 16,297     16,274     23,373     23,326
Guaranteed REMICs                          36,178     35,324     36,737     35,702
Corporate debt securities                   4,013      3,937      4,024      3,948
Other debt securities                          --         --         26         26
Equity securities                              49         49         49         49
                                          -------    -------    -------    -------
   Total securities available-for-sale    $84,566    $83,126    $79,634    $77,947
                                          =======    =======    =======    =======

Securities at amortized cost increased $4.9 million, or 6.2%. The increase was the result of purchases of U.S. Government and agency securities totaling $16.7 million, including $4.0 million which had not yet settled at September 30, 2006 and is reflected in other liabilities. Purchases were partially offset by paydowns of mortgage-backed securities and guaranteed REMICs. These funds were available to purchase securities and to reduce maturing FHLB advances.

DEPOSITS. Our deposit base is comprised of demand deposits, savings accounts, money market accounts and certificates of deposit.

The following table sets forth the balances of our deposit products at the dates indicated.

                                      September 30, 2006   December 31, 2005
                                      ------------------   -----------------
(Dollars in thousands)                  Amount      %        Amount      %
                                       --------   -----     --------   -----
Noninterest-bearing demand deposits    $  4,705     3.3%    $  3,181     2.5%
Interest-bearing demand deposits         12,470     8.7       13,225    10.6
Savings accounts                         27,843    19.5       30,797    24.7
Money market accounts                     5,201     3.6        5,319     4.3
Certificates of deposit                  92,482    64.9       72,375    57.9
                                       --------   -----     --------   -----
   Total deposits                      $142,701   100.0%    $124,897   100.0%
                                       ========   =====     ========   =====

Total deposits increased $17.8 million to $142.7 million from $124.9 million for the nine months ended September 30, 2006. The increase in deposits was primarily in short-term certificates related to the marketing of select specials in coordination with the opening our Peter's Township branch in July 2006. The increase has also provided an opportunity for funding loan originations and security purchases. Our focus remains on building and fostering relationships with current customers and attracting new customers. We continue to face significant competition from credit unions and other financial institutions which could affect our ability to maintain and grow our deposit base.

BORROWINGS. We utilize borrowings from the Federal Home Loan Bank of Pittsburgh ("FHLB") as a supplemental source of funds for loans and securities. The following table sets forth information concerning our borrowings for the periods indicated.

                                                   Nine Months Ended    Year Ended
                                                     September 30,     December 31,
(Dollars in thousands)                                    2006             2005
                                                   -----------------   ------------
FHLB ADVANCES
Maximum amount outstanding at any month end
   during the period                                    $98,766          $109,800
Average amount outstanding during the period             89,980           105,275
Weighted average interest rate during the period           3.95%             3.72%
Balance outstanding at end of period                    $87,094          $102,404
Weighted average interest rate at end of period            4.09%             3.87%

We were able to reduce our FHLB advances by utilizing funds received from security paydowns and generation of deposits. The cost of funds has increased since year end based on maturing FHLB advances which were replaced at a higher cost due to increases in interest rates. Higher market interest rates will also affect replacement costs of maturing short-term FHLB advances.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

OVERVIEW. We had net income of $55,000 for the three months ended September 30, 2006, compared to a net loss of $116,000 for the same period in 2005. The increase in net income is primarily the result of a decrease in noninterest expense from the prior period. Noninterest expense from the prior period included approximately $450,000 of expenses related to the Retirement Agreement entered into with the former President and CEO.

                                   Three Months Ended
                                     September 30,
                                   ------------------
(Dollars in thousands)               2006     2005      % Change
                                    ------   ------     --------
Net income                          $   55   $ (116)     147.4%
Return on average assets              0.08%   (0.16)%    150.0
Return on average equity              0.48    (0.98)     149.0
Average equity to average assets     16.81    16.59        1.3

     NET INTEREST INCOME. Net interest income decreased $161,000, or 9.6%, to $1.5 million for the quarter ended September 30, 2006 from $1.7 million for the same period last year. Net interest spread and net interest margin were 1.83% and 2.36%, respectively, for the quarter ended September 30, 2006 compared to 2.07% and 2.49%, respectively, for the quarter ended September 30, 2005.

Interest income remained comparable to the same period last year at $3.4 million. Income from securities decreased $57,000 due to a decrease in the average balance of $12.6 million due to principal maturities and paydowns of mortgage-backed securities and guaranteed REMICs, which was partially offset by an increase of 39 basis points in yield from the repricing of adjustable rate securities. Income from other interest-earning assets increased $31,000 primarily from dividends received on FHLB stock. The primary components of other interest-earning assets are FHLB Stock and our FHLB demand account. Interest income on loans increased $23,000 due to an increase in loan volume which was partially offset by a decrease of $25,000 due to a decrease of 6 basis points in rate.

Interest expense increased $158,000, or 8.9%, for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Interest expense on deposits increased $309,000, due to an increase of 75 basis points in cost as well as an increase of $8.9 million in the average balance. The increase in cost on deposits was related to the marketing of selected specials on short-term certificates. Borrowing expense decreased $151,000 due to a decrease of $22.4 million in the average balance from the paydown of maturing FHLB advances, which was partially offset by an increase of 28 basis points in cost due to the replacement of maturing short-term FHLB advances during the first three quarters of 2006.

The following table summarizes changes in interest income and expense for the periods indicated.

                                        Three Months Ended
                                           September 30,
                                        ------------------
(Dollars in thousands)                     2006     2005     % Change
                                          ------   ------    --------
Interest income:
   Loans                                  $2,497   $2,474       0.9%
   Securities                                800      857      (6.7)
   Other interest-earning assets             141      110      28.2
                                          ------   ------
      Total interest income                3,438    3,441      (0.1)
Interest expense:
   Interest-bearing demand deposits           15       16      (6.3)
   Savings accounts                           72       84     (14.3)
   Money market accounts                      23       19      21.1
   Certificates of deposit                   984      666      47.7
                                          ------   ------
      Total interest-bearing deposits      1,094      785      39.4
   FHLB advances                             831      982     (15.4)
                                          ------   ------
      Total interest expense               1,925    1,767       8.9
      Net interest income                 $1,513   $1,674      (9.6)%
                                          ======   ======

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

                                                       Three Months Ended September 30,
                                        -------------------------------------------------------------
                                                     2006                            2005
                                        -----------------------------   -----------------------------
                                                    Interest                        Interest
                                         Average      and      Yield/    Average      and      Yield/
(Dollars in thousands)                   Balance   Dividends    Cost     Balance   Dividends    Cost
                                        --------   ---------   ------   --------   ---------   ------
ASSETS:
Interest-earning assets:
   Loans, net(1)(2)                     $173,231     $2,497      5.77%  $169,638     $2,474      5.83%
   Securities(3)                          72,459        800      4.42     85,062        857      4.03
   Other interest-earning assets          10,536        141      5.35     13,855        110      3.18
                                        --------     ------             --------     ------
      Total interest-earning assets      256,226      3,438      5.37    268,555      3,441      5.13
Noninterest-earning assets                15,180                          16,057
                                        --------                        --------
      Total assets                      $271,406                        $284,612
                                        ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
   Interest-bearing demand deposits     $ 12,865     $   15      0.47%  $ 13,649     $   16      0.47%
   Savings accounts                       28,452         72      1.01     33,237         84      1.01
   Money market accounts                   4,665         23      1.97      5,695         19      1.33
   Certificates of deposit                89,117        984      4.42     73,618        666      3.62
                                        --------     ------             --------     ------
      Total interest-bearing deposits    135,099      1,094      3.24    126,199        785      2.49
   FHLB advances                          82,442        831      4.03    104,821        982      3.75
                                        --------     ------             --------     ------
      Total interest-bearing
         liabilities                     217,541      1,925      3.54    231,020      1,767      3.06
Noninterest-bearing liabilities            8,244                           6,379
                                        --------                        --------
         Total liabilities               225,785                         237,399
Stockholders' equity                      45,621                          47,213
                                        --------                        --------
         Total liabilities and
            stockholders' equity        $271,406                        $284,612
                                        ========                        ========
Net interest income                                  $1,513                          $1,674
                                                     ======                          ======
Interest rate spread(4)                                          1.83%                           2.07%
Net interest margin(5)                                           2.36                            2.49
Average interest-earning assets to
   average interest-bearing
   liabilities                                                 117.78                          116.25

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

                                           Three Months Ended September 30, 2006
                                                        Compared to
                                           Three Months Ended September 30, 2005
                                                 Increase (Decrease) Due to
                                           -------------------------------------
(Dollars in thousands)                            Volume    Rate   Total
                                                  ------   -----   -----
INTEREST AND DIVIDEND INCOME:
   Loans                                          $  48    $ (25)  $  23
   Securities                                      (135)      78     (57)
   Other interest-earning assets                    (31)      62      31
                                                  -----    -----   -----
      Total interest-earning assets                (118)     115      (3)
INTEREST EXPENSE:
   Deposits                                          58      251     309
   FHLB advances                                   (220)      69    (151)
                                                  -----    -----   -----
      Total interest-bearing liabilities           (162)     320     158
                                                  -----    -----   -----
   CHANGE IN NET INTEREST INCOME                  $  44    $(205)  $(161)
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

                                           Three Months Ended
                                              September 30,
                                           ------------------
(Dollars in thousands)                         2006   2005
                                               ----   ----
Allowance at the beginning of the period       $840   $750
Provision for loan losses                        29     25
Charge-offs                                      13     --
Recoveries                                       --     --
                                               ----   ----
Net charge-offs                                  13     --
                                               ----   ----
Allowance at the end of period                 $856   $775
                                               ====   ====

There was a provision for loan losses of $29,000 for the three months ended September 30, 2006 as compared to $25,000 for the three months ended September 30, 2005. Charge-offs for the period ended September 30, 2006 consisted of $9,000 related to a multi-family mortgage loan and a $4,000 unsecured consumer loan. The increase in the overall allowance is a result of increased delinquencies in mortgage and nonmortgage loans as well as growth of the loan portfolio.

NONINTEREST INCOME. The following table summarizes noninterest income for the periods indicated.

                                        Three Months
                                           Ended
                                          September
                                             30,
                                        ------------
(Dollars in thousands)                   2006   2005   % Change
                                         ----   ----   --------
Fees and service charges                 $ 90   $138    (34.8)%
Insurance commissions                     343    331      3.6
Income from bank-owned life insurance      68     67      1.5
Other                                       2      9    (77.8)
                                         ----   ----
   Total noninterest income              $503   $545     (7.7)%
                                         ====   ====

Noninterest income decreased $42,000, or 7.7%, to $503,000 for the three months ended September 30, 2006, as compared to $545,000 for the three months ended September 30, 2005. The decrease was primarily attributable to a decrease in fee and service charge income, which includes prepayment penalties on mortgage loans. This decrease was partially offset by an increase of $12,000 in insurance commissions due to higher levels of contingency income from insurance carriers in the current period compared to the prior period. Contingency income is related to the profitability of our account to the insurer. Timing of the receipt and amount of payments, if any, may fluctuate.

NONINTEREST EXPENSE. The following table summarizes noninterest expense for the periods indicated.

                                     Three Months Ended
                                        September 30,
                                     ------------------
(Dollars in thousands)                  2006     2005     % Change
                                       ------   ------    --------
Compensation and employee benefits     $1,191   $1,610     (26.0)%
Occupancy                                 217      210       3.3
FDIC insurance premiums                     5       21     (76.2)
Data processing                            73       62      17.7
Advertising                                36       38      (5.3)
Professional services                     114      128     (10.9)
Stationary, printing and supplies          45       30      50.0
Telephone                                  12       11       9.1
Postage                                    27       22      22.7
Correspondent bank fees                    29       24      20.8
All other                                 138      181     (23.8)
                                       ------   ------
   Total noninterest expense           $1,887   $2,337     (19.3)
                                       ======   ======

Noninterest expense decreased $450,000, or 19.3%, for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005. The decrease is primarily attributable to approximately $450,000 of expenses related to the Retirement Agreement entered into with the former President and CEO which was recorded in the prior period.

INCOME TAXES. Income tax expense for the three months ended September 30, 2006 was $35,000 compared to an income tax benefit of $33,000 for the same period in 2005.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

OVERVIEW. We had net income of $443,000 for the nine months ended September 30, 2006, compared to net income of $403,000 for the same period in 2005. The increase in net income is primarily the result of a decrease in noninterest expense from the prior period. Noninterest expense from the prior period included approximately $450,000 of expenses related to the Retirement Agreement entered into with the former President and CEO.

                                     Nine Months
                                        Ended
                                    September 30,
                                   ---------------
(Dollars in thousands)              2006     2005    % Change
                                   ------   ------   --------
Net income                         $  443   $  403      9.9%
Return on average assets             0.22%    0.19%    15.8
Return on average equity             1.29     1.44    (10.4)
Average equity to average assets    16.92    13.21     28.1

NET INTEREST INCOME. Net interest income decreased $125,000, or 2.6%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Interest expense on deposits increased $512,000 primarily due to an increase of 54 basis points in the cost of funds related to the marketing of selected specials on short-term certificates of deposit to foster deposit growth in our new Peters Township office. Interest income on loans increased $256,000 due to increased loan volume which was partially offset by a decrease of $62,000 due to a decrease of 5 basis points in rate. Borrowing expense decreased $273,000 due to a $16.8 million decrease in the average balance related to the paydown of maturing FHLB advances, but was partially offset by an increase of 28 basis points in cost due to the replacement of maturing short-term FHLB advances during the period.

The following table summarizes changes in interest income and expense for the periods indicated.

                                        Nine Months Ended
                                          September 30,
                                        -----------------
(Dollars in thousands)                    2006      2005    % Change
                                        -------   -------   --------
Interest income:
   Loans                                $ 7,436   $ 7,180      3.6%
   Securities                             2,394     2,484     (3.6)
   Other interest-earning assets            330       382    (13.6)
                                        -------   -------
      Total interest income              10,160    10,046      1.1
Interest expense:
   Interest-bearing demand deposits          47        78    (39.7)
   Savings accounts                         220       255    (13.7)
   Money market accounts                     63        61      3.3
   Certificates of deposit                2,513     1,937     29.7
                                        -------   -------
      Total interest-bearing deposits     2,843     2,331     22.0
   FHLB advances                          2,668     2,941     (9.3)
                                        -------   -------
      Total interest expense              5,511     5,272      4.5
                                        -------   -------
      Net interest income               $ 4,649   $ 4,774     (2.6)%
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

                                                       Nine Months Ended September 30,
                                        -------------------------------------------------------------
                                                     2006                            2005
                                        -----------------------------   -----------------------------
                                                    Interest                        Interest
                                         Average      and      Yield/    Average      and      Yield/
(Dollars in thousands)                   Balance   Dividends    Cost     Balance   Dividends    Cost
                                        --------   ---------   ------   --------   ---------   ------
ASSETS:
Interest-earning assets:
   Loans, net (1)(2)                    $172,312    $ 7,436      5.75%  $165,081    $ 7,180      5.80%
   Securities (3)                         74,539      2,394      4.28     84,630      2,484      3.91
   Other interest-earning assets           9,320        330      4.72     17,318        382      2.94
                                        --------    -------             --------    -------
      Total interest-earning assets      256,171     10,160      5.29    267,029     10,046      5.02
Noninterest-earning assets                15,476                          15,657
                                        --------                        --------
      Total assets                      $271,647                        $282,686
                                        ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
   Interest-bearing demand deposits     $ 13,174    $    47      0.48%  $ 13,770    $    78      0.76%
   Savings accounts                       29,424        220      1.00     34,357        255      0.99
   Money market accounts                   4,933         63      1.70      5,957         61      1.37
   Certificates of deposit                80,702      2,513      4.15     74,594      1,937      3.46
                                        --------    -------             --------    -------
      Total interest-bearing deposits    128,233      2,843      2.96    128,678      2,331      2.42
   FHLB advances                          89,980      2,668      3.95    106,809      2,941      3.67
                                        --------    -------             --------    -------
      Total interest-bearing
         liabilities                     218,213      5,511      3.37    235,487      5,272      2.99
Noninterest-bearing liabilities            7,459                           9,868
                                        --------                        --------
         Total liabilities               225,672                         245,355
Equity                                    45,975                          37,331
                                        --------                        --------
         Total liabilities and equity   $271,647                        $282,686
                                        ========                        ========
Net interest income                                 $ 4,649                         $ 4,774
                                                    =======                         =======
Interest rate spread (4)                                         1.92%                           2.03%
Net interest margin (5)                                          2.42                            2.38
Average interest-earning assets to
   average interest-bearing
   liabilities                                                 117.39                          113.39

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

                                           Nine Months Ended September 30, 2006
                                                        Compared to
                                           Nine Months Ended September 30, 2005
                                                 Increase (Decrease) Due to
                                           ------------------------------------
(Dollars in thousands)                            Volume    Rate   Total
                                                  ------   -----   -----

INTEREST AND DIVIDEND INCOME:
   Loans                                          $ 318    $ (62)  $ 256
   Securities                                      (313)     223     (90)
   Other interest-earning assets                   (222)     170     (52)
                                                  -----    -----   -----
      Total interest-earning assets                (217)     331     114
INTEREST EXPENSE:
   Deposits                                          (7)     519     512
   FHLB advances                                   (486)     213    (273)
                                                  -----    -----   -----
      Total interest-bearing liabilities           (493)     732     239
                                                  -----    -----   -----
   CHANGE IN NET INTEREST INCOME                  $ 276    $(401)  $(125)
                                                  =====    =====   =====

PROVISION FOR LOAN LOSSES. The following table summarizes the activity in the allowance for loan losses for the periods indicated.

                                           Nine Months Ended
                                             September 30,
                                           -----------------
(Dollars in thousands)                       2006     2005
                                             ----     ----
Allowance at the beginning of the period     $800     $725
Provision for loan losses                      69       50
Charge-offs                                    13       --
Recoveries                                     --       --
                                             ----     ----
Net charge-offs                                13       --
                                             ----     ----
Allowance at the end of period               $856     $775
                                             ====     ====

There was a provision for loan losses of $69,000 for the nine months ended September 30, 2006 as compared to $50,000 for the nine months ended September 30, 2005. Charge-offs for the period ended September 30, 2006 consisted of $9,000 related to a multi-family mortgage loan and a $4,000 unsecured consumer loan. The increase in the overall allowance is a result of increased delinquencies in mortgage and nonmortgage loans as well as growth of the loan portfolio.

NONINTEREST INCOME. The following table summarizes noninterest income for the periods indicated.

                                                            Nine Months Ended
                                                              September 30,
                                                            -----------------
(Dollars in thousands)                                        2006     2005     % Change
                                                             ------   ------    --------
Fees and service charges                                     $  273   $  329     (17.0)%
Insurance commissions                                         1,223    1,183       3.4
Income from bank-owned life insurance                           206      192       7.3
Net gain (loss) on sales of securities available-for-sale        --       (1)    100.0
Net gain on sale of real estate owned                            33       --     100.0
Other                                                            35       29      20.7
                                                             ------   ------
   Total noninterest income                                  $1,770   $1,732       2.2%
                                                             ======   ======     =====

Noninterest income increased $38,000, or 2.2%, to $1.8 million for the nine months ended September 30, 2006 as compared to $1.7 million for the nine months ended September 30, 2005. The increase was primarily due to an overall increase of approximately $40,000 in insurance commissions, as well as gains of $33,000 and $26,000 related to the sale of real estate owned and the sale of a majority of the student loan portfolio, respectively. The increase in insurance commissions was due to higher levels of contingency income from insurance carriers in the current period compared to the prior period. Contingency income is related to the profitability of our account to the insurer. Timing of the receipt and amount of payments, if any, may fluctuate. These increases were partially offset by a decrease in the amount of prepayment penalties received on mortgage loans which were recorded as fees and service charges.

NONINTEREST EXPENSE. The following table summarizes noninterest expense for the periods indicated.

                                     Nine Months Ended
                                       September 30,
                                     -----------------
(Dollars in thousands)                 2006     2005     % Change
                                      ------   ------    --------
Compensation and employee benefits    $3,518   $3,898      (9.7)%
Occupancy                                622      619       0.5
FDIC insurance premiums                   37       54     (31.5)
Data processing                          225      204      10.3
Advertising                              124       90      37.8
Professional services                    363      211      72.0
Stationary, printing and supplies        113       82      37.8
Telephone                                 39       43      (9.3)
Postage                                   81       73      11.0
Correspondent bank fees                   73       72       1.4
All other                                432      535     (19.3)
                                      ------   ------
   Total noninterest income           $5,627   $5,881      (4.3)%
                                      ======   ======     =====

Noninterest expense decreased $254,000, or 4.3%, for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The decrease is primarily attributable to approximately $450,000 of expenses related to the Retirement Agreement entered into with the former President and CEO which was recorded in the prior period. This decrease was partially offset by an increase in professional services related to operating as a public company including increased legal fees, consulting fees, annual reporting costs and the outsourcing of the internal audit function. Additionally, we have experienced increases in other categories related to the opening of our new Peter's Township branch which opened in July 2006.

INCOME TAXES. Income tax expense for the nine months ended September 30, 2006 was $233,000 compared to income tax expense of $127,000 for the same period in 2005.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2006, cash and cash equivalents totaled $4.7 million. Securities classified as available-for-sale whose market value exceeds cost, which provide additional sources of liquidity, totaled $11.6 million at September 30, 2006. Also, at September 30, 2006, we had the ability to borrow an additional $109.6 million from the Federal Home Loan Bank of Pittsburgh. On September 30, 2006, we had $87.0 million of FHLB advances outstanding.

At September 30, 2006, we had $9.3 million of commitments to lend, which was comprised of $2.0 million of mortgage loan commitments, $4.0 million of loans in process, $2.2 million of unused home equity lines of credit and $1.1 million of unused commercial lines of credit. Certificates of deposit due within one year of September 30, 2006 totaled $60.3 million, or 65.0% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects recent efforts to increase our deposit base by offering very competitive interest rates on short-term certificates. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. We believe, however, based on past experience that a significant portion of our maturing certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

CAPITAL MANAGEMENT. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2006, we exceeded all of our regulatory capital requirements. We are considered "well capitalized" under regulatory guidelines.

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

For the nine months ended September 30, 2006, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not repurchase any of our common stock during the quarter ended September 30, 2006 and at September 30, 2006 we had no publicly announced repurchase plans or programs.

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

     31.1 Rule 13a-14 (a) / 15d-14 (a) Certification (President and Chief Executive Officer)

     31.2 Rule 13a-14 (a) / 15d-14 (a) Certification (Chief Financial Officer)

     32.1 Certification of John G. Robinson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification of Robert C. Barry Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
(1) Incorporated herein by reference to the Exhibits to the Registration Statement on Form SB-2, and amendments thereto, initially filed on December 17, 2004, Registration No. 333-121405.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FEDFIRST FINANCIAL CORPORATION
                                        (Registrant)


Date: November 9, 2006                  /s/ John G. Robinson
                                        ----------------------------------------
                                        John G. Robinson
                                        President and Chief Executive Officer


Date: November 9, 2006                  /s/ Robert C. Barry Jr.
                                        ----------------------------------------
                                        Robert C. Barry Jr.
                                        Chief Financial Officer and Senior
                                        Vice President
                                        (Principal Financial Officer and
                                        Chief Accounting Officer)