Form 10KSB
period 2006-12-31
FedFirst Financial CORP
filed 2007-03-26
CIK 1308017

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 0-51153
FEDFIRST FINANCIAL CORPORATION
(Name of small business issuer in its charter)

United States	25-1828028
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Donner at Sixth Street, Monessen, Pennsylvania	15062
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: (724) 684-6800
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	The NASDAQ Stock Market, LLC
Securities registered under Section 12(g) of the Exchange Act: None
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The issuer’s revenues for its most recent fiscal year were $16,109,511.
     The aggregate market value of the voting and non-voting common equity held by non-affiliates at March 15, 2007 was $24.3 million.
     As of March 15, 2007, the issuer had 6,707,500 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-KSB.
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
     On April 6, 2005, FedFirst Financial completed its initial public offering. The Company registered and sold 2,975,625 shares of common stock, par value $0.01. In connection with the offering, the Company also sold 3,636,875 shares of common stock to FedFirst Financial Mutual Holding Company (“FFMHC”) at $0.01 per share. As a result, FFMHC owned 55% of the Company’s original issuance of common stock. Proceeds from the offering totaled $28.7 million, net of stock issuance costs of approximately $1.1 million.
     On September 21, 2006 the Company issued 95,000 shares of common stock in conjunction with the FedFirst Financial Corporation 2006 Equity Incentive Plan. As a result, the issued shares outstanding increased to 6,707,500 which reduced FFMHC’s ownership to 54% of the Company’s common stock.
     We operate as a community-oriented financial institution offering residential, multi-family and commercial mortgages, consumer loans and commercial business loans to individuals and businesses from eight locations in southwestern Pennsylvania. We conduct insurance brokerage activities through an 80%-owned subsidiary.
     FFMHC is our federally chartered mutual holding company parent. As a mutual holding company, FFMHC is a non-stock company that has as its members the depositors of First Federal. FFMHC does not engage in any business activity other than owning a majority of the common stock of FedFirst Financial. So long as we remain in the mutual holding company form of organization, FFMHC will own a majority of the outstanding shares of FedFirst Financial.
     Our website address is www.firstfederal-savings.com. Information on our website should not be considered a part of this Annual Report on Form 10-KSB.
Market Area
     Our primary market area is the mid-Monongahela Valley, which is located in the southern suburban area of metropolitan Pittsburgh. Our eight banking offices are located in Fayette, Washington and Westmoreland counties. Generally, our offices are located in small industrial communities that, in the past, relied extensively on the steel industry. Until the mid-1970s, these communities flourished. However, in the past 30 years, the economy of the mid-Monongahela Valley has diminished in direct correlation with the decline in the United States steel industry. With the decline of the steel industry, Fayette, Washington and Westmoreland counties now have smaller and more diversified economies, with employment in services constituting the primary source of employment in all three counties.
     In the past, the communities in which our offices are located provided a stable customer base for traditional thrift products, such as savings, certificates of deposit and residential mortgages. Following the closing of the area’s steel mills, population and employment trends declined. The population in many of the smaller communities in our market area continues to shrink as the younger population leaves to seek better and more reliable employment. As a result, the median age of our customers has been increasing. With an aging customer base and little new real estate development, the lending opportunities in our primary market area are limited. To counter these trends, we are looking to expand into communities that are experiencing population growth and economic expansion. In March 2006, we entered into a five year lease for a branch in Peters Township in Washington County, which opened in July 2006. In January 2007, we entered into a 10 year lease for a branch to be located in the downtown area of Washington, PA, projected to open in June 2007.
Competition
     We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our market area and from other financial service companies, such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2006, which is the most recent date for which data is available from the FDIC, we held approximately 0.23% of the deposits in the Pittsburgh metropolitan area. Banks owned by The PNC Financial Services Group, Inc., National City Corporation and Citizens Financial Group, Inc., all of which are large bank holding companies, also operate in our market area. These institutions are significantly larger than us and, therefore, have significantly greater resources.
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
     One-to-Four Family Residential Mortgage Loans. Our primary lending activity has historically been the origination of mortgage loans to enable borrowers to purchase or refinance existing homes located in the greater Pittsburgh metropolitan area. We offer fixed-rate and adjustable-rate mortgage loans with terms up to 30 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. The loan fees charged, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.
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
     We purchased $19.5 million of newly originated single family mortgage loans in 2005. The properties securing the loans are located throughout the country. We underwrote all of the purchased loans to the same standards as loans originated by us. We may purchase additional loans in the future to supplement our origination activities. At December 31, 2006, purchased residential loans totaled $39.0 million.
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
     In an effort to provide financing for low and moderate income and first-time buyers, we offer a special home buyers program. We offer residential mortgage loans through this program to qualified individuals and originate the loans using modified underwriting guidelines, including reduced fees and loan conditions. We do not engage in subprime lending.
     Commercial and Multi-Family Real Estate Loans. We offer fixed and adjustable-rate mortgage loans secured by commercial property and multi-family real estate. Our commercial and multi-family real estate loans are generally secured by apartment buildings, office buildings, or manufacturing facilities. In addition to originating these loans, we also participate in loans originated at other financial institutions in the region.
     We originate a variety of fixed and adjustable-rate commercial and multi-family real estate loans with terms up to 25 years. Loans are secured by first mortgages, and amounts generally do not exceed 80% of the property’s appraised value.
     We purchased $700,000 of newly originated multi-family real estate loans in 2005 as part of our efforts to increase our loan portfolio. The properties securing the loans were located in 17 states throughout the country. We desired geographic diversification among the purchased loans so that we would not concentrate exposure to changes in any particular local or regional economy. We underwrote all of the purchased loans to the same standards as loans originated by us. At December 31, 2006, purchased multi-family real estate loans totaled $18.0 million.
     At December 31, 2006, our largest commercial or multi-family real estate loan was $1.8 million and was secured by real estate. This loan was performing in accordance with its original terms at December 31, 2006.
     At December 31, 2006, loan participations totaled $1.2 million. All of the properties securing these loans are located in the Pittsburgh metropolitan area.
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
     At December 31, 2006, our largest outstanding residential construction loan commitment was $1.0 million, none of which has been disbursed. At December 31, 2006, our largest outstanding commercial construction loan commitment was also $1.0 million, of which $897,000 had been disbursed. These loans were performing in accordance with their original terms at December 31, 2006.
     Commercial Business Loans. We originate commercial business loans to professionals, individuals, and small businesses in our market area. We offer installment loans for a variety of business needs including capital improvements and equipment acquisition. These loans are secured by business assets such as accounts receivable, inventory, and equipment, and are typically backed by the personal guarantee of the borrower. We originate working capital lines of credit to finance the short-term needs of the business. These credit lines are repaid by seasonal cash flows from operations.
     When making commercial business loans, we perform a detailed financial analysis of the borrower and when applicable, the guarantor, which includes but is not limited to: cash flow analysis, debt service capabilities, review of industry (geographic and economic conditions) and collateral analysis.
     At December 31, 2006, our largest commercial business loan relationship was a $1.9 million line of credit with a municipal authority. This loan was performing in accordance with its original terms at December 31, 2006.

     Consumer Loans. Our consumer loans include home equity lines of credit, home equity installment loans, home improvement loans, automobile loans, loans on savings accounts, personal lines of credit and education loans.
     The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.
     We offer home equity installment loans with a maximum combined loan-to-value ratio of 125% and home equity lines of credit with a maximum combined loan-to-value ratio of 100%. Home equity lines of credit have adjustable rates that are indexed to the prime rate as reported in The Wall Street Journal. Home equity installment loans have fixed rates and terms that range from one to 30 years.
     We offer home improvement loans in amounts up to $25,000. These loans have fixed rates and terms that range from one to 20 years. Our home improvement loans are made under the U.S. Department of Housing and Urban Development’s Title I program and are insured by the Federal Housing Administration against the risk of default for up to 90% of the loan amount.
     We offer secured consumer loans in amounts up to $20,000. These loans have fixed rates and terms that range from one to 10 years. We offer unsecured consumer loans in amounts up to $10,000. These loans have fixed rates and terms that range from one to five years.
     We offer automobile loans secured by new and used automobiles. These loans have fixed rates and terms that range from one to five years, depending on the age of the automobile.
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
     Commercial and Multi-family Real Estate Loans. Loans secured by commercial and multi-family real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential mortgage loans. Of primary concern in commercial and multi-family real estate lending is the borrower’s creditworthiness and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flow on income properties, we require borrowers and guarantors, if any, to provide annual financial statements regarding the commercial and multi-family real estate. In reaching a decision on whether to grant a commercial or multi-family real estate loan, we consider the cash flow of the property, the borrower’s expertise, credit history, profitability, and value of the underlying property. We also may look to the financial strength of any related entities in approving the request.
     We have generally required that the properties securing these real estate loans have a debt service coverage ratio (cash flow available to service debt / debt service) of at least 1.25x. Environmental surveys are obtained for requests greater than $1.0 million when circumstances suggest the possibility of the presence of hazardous materials.

     We underwrite all loan participations to our own underwriting standards. In addition, we also consider the financial strength and reputation of the lead lender. We require the lead lender to provide a full closing package as well as annual financial statements for the borrower and related entities so that we can conduct an annual loan review for all loan participations.
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
     Commercial Business Loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. A debt service coverage ratio of at least 1.25x is also applicable to commercial business loans. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We also maintain allowable advance rates for each collateral type to ensure coverage.
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
     Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are existing customers, walk-in traffic, loan brokers, advertising and referrals from customers. We advertise in newspapers that are widely circulated in the Pittsburgh metropolitan area. Accordingly, when our rates are competitive, we attract loans from throughout the Pittsburgh area. We generally originate loans for our portfolio and have not sold any loans in recent years with the exception of the sale of a majority of our student loan portfolio in 2006. From time to time, we have purchased loans to supplement our own loan originations.
     Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our Board of Directors and management. The Board of Directors has granted certain loan approval authority to a committee of officers. The loan committee approves all one-to-four family mortgages, construction loans and all consumer loans which exceed the authority level of certain officers of the Company (authority levels to $50,000). All commercial real estate and business loans over $500,000 and loans or extensions to insiders require the approval of the Board of Directors. Certain officers of the Company may approve commercial real estate and business loans up to $250,000 or as a group up to $500,000.

     Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15.0% of Tier I capital. At December 31, 2006, our regulatory limit on loans to one borrower was $4.8 million. At that date, our largest lending relationship was $1.8 million and was secured by real estate. This loan was performing in accordance with its original terms at December 31, 2006.
     Loan Commitments. We issue commitments for fixed and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 45 days.
Investment Activities
     We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, Government-Sponsored Enterprises and securities of various federal agencies and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in corporate securities and mutual funds. We also are required to maintain an investment in Federal Home Loan Bank (“FHLB”) of Pittsburgh stock. While we have the authority under applicable law and our investment policies to invest in derivative securities, we had no such investments at December 31, 2006.
     At December 31, 2006, our investment portfolio consisted primarily of Government-Sponsored Enterprise securities, mortgage-backed securities issued primarily by FNMA, FHLMC and GNMA, REMIC pass-through certificates and corporate debt securities.
     Our investment objectives are to provide and maintain liquidity, to provide collateral for pledging requirements, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return. Our Board of Directors has the overall responsibility for the investment portfolio, including approval of the investment policy and appointment of the Investment Committee. The Investment Committee consists of six of our executive officers. The Investment Committee is responsible for implementation of the investment policy and monitoring our investment performance. Individual investment transactions are reviewed and ratified by the Board of Directors on a monthly basis.
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
     Deposit Accounts. Substantially all of our depositors are residents of Pennsylvania. Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates and to be in the middle of the market for rates on all types of deposit products.
     In addition to accounts for individuals, we also offer deposit accounts designed for the businesses operating in our market area. Our business banking deposit products include commercial checking accounts, money market accounts and remote electronic deposit.
     Borrowings. We utilize advances from the FHLB of Pittsburgh to supplement our supply of investable funds. The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States or Government-Sponsored Enterprises), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness.
Personnel
     At December 31, 2006, we had 79 full-time employees and 10 part-time employees, including employees of our insurance agency subsidiary, none of whom is represented by a collective bargaining unit.
Subsidiaries
     FedFirst Financial’s only direct subsidiary is First Federal Savings Bank. First Federal Savings Bank’s only direct subsidiary is FedFirst Exchange Corporation. FedFirst Exchange Corporation owns an 80% interest in Exchange Underwriters, Inc.

EXECUTIVE OFFICERS OF THE REGISTRANT
     The Board of Directors annually elects the executive officers of FFMHC, FedFirst Financial and First Federal, who serve at the Board’s discretion. Our executive officers are:

Name	Position

John G. Robinson	President and Chief Executive Officer of FFMHC, FedFirst Financial and First Federal

Patrick G. O’Brien	Executive Vice President and Chief Operating Officer of FFMHC, FedFirst Financial and First Federal

Robert C. Barry, Jr.	Senior Vice President and Chief Financial Officer of FFMHC, FedFirst Financial and First Federal

Richard B. Boyer	Vice President — Insurance of First Federal; President of Exchange Underwriters, Inc.

Geraldine A. Ferrara	Vice President — Branch Sales and Administration of First Federal

Linda S. Powell	Vice President — Residential/Consumer Lending of First Federal and Vice President of FFMHC

Jamie L. Prah	Vice President — Controller and Treasurer of First Federal and Vice President of FFMHC and FedFirst Financial

DaCosta Smith, III	Vice President – Human Resources of First Federal and Vice President of FFMHC and FedFirst Financial

     Below is information regarding our executive officers who are not also directors. Ages presented are as of December 31, 2006.
     Patrick G. O’Brien has served as Executive Vice President and Chief Operating Officer of FedFirst Financial and First Federal since September 2005. Prior to working with FedFirst Financial, Mr. O’Brien served as Regional President and Senior Lender-Commercial Lending with WesBanco Bank, Inc., Washington, Pennsylvania, from March 2002 to August 2005. Before serving with WesBanco Bank, Mr. O’Brien was Senior Vice President of Commercial Lending with Wheeling National Bank, from August 1999 to March 2002, and Vice President and District Manager (Retail Banking) at PNC Bank from 1993 to 1999. Age 45.
     Robert C. Barry, Jr. has served as the Senior Vice President and Chief Financial Officer of FedFirst Financial and First Federal since April 1, 2006. Prior to working with FedFirst Financial Mr. Barry served as Senior Vice President of The PNC Financial Services Group, Inc.. Age 63.
     Geraldine A. Ferrara has served as Vice President of First Federal since October 2005 where she served as Vice President-Consumer Sales Manager until August 2006 at which time she was named Vice President-Branch Sales and Administration. Prior to working with First Federal, Ms. Ferrara served as Vice President-Market Manager at PNC Bank from June 2004 to October 2005 and as Vice President-Sector Service Manager from July 1999 to May 2004. Age 55.
     Linda S. Powell has served as Vice President of First Federal since 1993 and was the head of branch operations since 1988. In August 2006, Ms. Powell was named Vice President of Residential/Consumer Lending. Age 56.

     Jamie L. Prah has served as Vice President — Controller and Treasurer of First Federal since February 2005. Prior to working with First Federal, Mr. Prah served as Corporate Controller of North Side Bank from July 2004 to February 2005. Before serving with North Side Bank, Mr. Prah was Vice President and Controller of Great American Federal from May 2002 to June 2004 and Assistant Vice President — Internal Audit from May 2000 to May 2002. Age 36.
     DaCosta Smith, III has served as the Vice President — Director of Human Resources for First Federal since 1992. Age 51.
RISK FACTORS
     An investment in shares of our common stock involves various risks. Before deciding to invest in our common stock, you should carefully consider the risks described below in conjunction with the other information in this Annual Report on Form 10-KSB and information incorporated by reference into this Annual Report on Form 10-KSB, including our consolidated financial statements and related notes. Our business, financial condition and results of operations could be harmed by any of the following risks or by other risks that have not been identified or that we may believe are immaterial or unlikely. The value or market price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements
Our market area limits our growth potential.
     Our offices are located primarily in small industrial communities in the mid-Monongahela Valley, which is located in the southern suburban area of metropolitan Pittsburgh. Most of these communities have experienced population and economic decline as a result of the decline of the United States steel industry. Because we have an aging customer base and there is little new real estate development in the communities where our offices are located, the opportunities for originating loans and growing deposits in our primary market area are limited. During 2004 and 2005 we experienced a decline in time deposits due primarily to the following factors: the shrinking population of our market area; many of our customers are retired and living off of their savings; lower rates have caused depositors to favor other products; and increased competition from credit unions in our market area. During 2006, our deposits increased primarily as a result of an increase in short-term certificates of deposit related to the marketing of select specials in coordination with the opening of our Peters Township branch in July 2006. We cannot assure you that our deposits and loan portfolio will not decline in the future. If we are unable to grow our business it will be difficult for us to increase our earnings.
Our expansion strategy may not be successful.
     A key component of our strategy to grow and improve profitability is to expand into communities that are experiencing population growth and economic expansion. In July 2006, we opened a new branch in Peters Township in Washington County. In January 2007, we entered into a 10 year lease for a branch to be located in the downtown area of Washington, PA. We can provide no assurance that we will be successful in increasing the volume of our loans and deposits by expanding our branch network. Building and/or staffing new branch offices will increase our operating expenses. We can provide no assurance that we will be able to manage the costs and implementation risks associated with this strategy so that expansion of our branch network will be profitable.

Rising interest rates may hurt our profits.
     Interest rates have recently been at historically low levels. However, between June 30, 2004 and June 30, 2006, the U.S. Federal Reserve increased its target for the federal funds rate 17 times in 25 basis point increments from 1.00% to 5.25%. The increase in the federal funds rate has had the affect of increasing short-term market interest rates. While short-term market interest rates (which we use as a guide to price our deposits) have increased, longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin, which has reduced our profitability. If short-term interest rates continue to rise, and if rates on our deposits (and borrowings) continue to reprice upwards faster than the rates on our long-term loans and investments, we would continue to experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability.
Strong competition within our market area could hurt our profits and slow growth.
     We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2006, we held 0.23% of the deposits in the Pittsburgh metropolitan area. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.
A significant percentage of our assets are invested in lower yielding investments, which has contributed to our low profitability.
     Our results of operations are substantially dependent on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. At December 31, 2006, 29.3% of our assets were invested in investment and mortgage-backed securities. These investments yield substantially less than the loans we hold in our portfolio. In the future, we intend to invest a greater proportion of our assets in loans with the goal of increasing our net interest income. There can be no assurance, however, that we will be able to increase the origination or purchase of loans acceptable to us or that we will be able to successfully implement this strategy.
Our purchase of unseasoned, out-of-state loans may expose us to increased lending risks.
     We purchased $20.2 million and $75.2 million of newly originated residential and multi-family real estate loans in 2005 and 2003, respectively. There were no purchases of loans in 2006 or 2004. The purchased loans are secured by properties throughout the country. Rapid repayments, primarily as a result of the falling interest rate environment have reduced the aggregate outstanding principal amount of these loans to $56.9 million at December 31, 2006, which was 32.0% of our total loans. It is difficult to assess the future performance of this part of our loan portfolio due to the recent origination of these loans and because the properties securing these loans are located outside of our market area. We can give no assurance that these loans will not have delinquency or charge-off levels above our historical experience, which would adversely affect our future performance.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.
     We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of our deposits. FFMHC, FedFirst Financial and First Federal are all subject to regulation and supervision by the Office of Thrift Supervision. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of First Federal rather than for holders of FedFirst Financial common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.
FFMHC’s majority control of our common stock will enable it to exercise voting control over most matters put to a vote of stockholders and will prevent stockholders from forcing a sale or a second-step conversion transaction you may find advantageous.
     FFMHC owns a majority of FedFirst Financial’s common stock and, through its Board of Directors, will be able to exercise voting control over most matters put to a vote of stockholders. The same directors and officers who manage FedFirst Financial and First Federal also manage FFMHC. As a federally chartered mutual holding company, the Board of Directors of FFMHC must ensure that the interests of depositors of First Federal are represented and considered in matters put to a vote of stockholders of FedFirst Financial. Therefore, the votes cast by FFMHC may not be in your personal best interest as a stockholder. For example, FFMHC may exercise its voting control to defeat a stockholder nominee for election to the Board of Directors of FedFirst Financial. In addition, stockholders will not be able to force a merger or second-step conversion transaction without the consent of FFMHC. Some stockholders may desire a sale or merger transaction, since stockholders typically receive a premium for their shares, or a second-step conversion transaction, since fully converted institutions tend to trade at higher multiples than mutual holding companies.
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

REGULATION AND SUPERVISION
General
     First Federal is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and the Federal Deposit Insurance Corporation, as its deposits insurer. First Federal is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation. First Federal must file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of Thrift Supervision and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate First Federal’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on FedFirst Financial, FFMHC and First Federal and their operations. FedFirst Financial and FFMHC, as savings and loan holding companies, are required to file certain reports with, are subject to examination by, and otherwise must comply with the rules and regulations of the Office of Thrift Supervision. FedFirst Financial is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.
     Certain of the regulatory requirements that are applicable to First Federal, FedFirst Financial and FFMHC are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on First Federal, FedFirst Financial and FFMHC and is qualified in its entirety by reference to the actual statutes and regulations.
Regulation of Federal Savings Associations
     Business Activities. Federal law and regulations govern the activities of federal savings banks, such as First Federal. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.
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
     The risk-based capital standard requires federal savings institutions to maintain Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-

weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier I) capital is generally defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary (Tier II) capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.
     The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2006 First Federal met each of these capital requirements. See Note 10 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-KSB.
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
     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Subject to certain exceptions, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.
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
     Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least nine months out of each twelve-month period. Legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”
     A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2006, First Federal maintained 90.10% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.
     Transactions with Related Parties. Federal law permits First Federal to make loans to, and engage in certain other transactions with (collectively, “covered transactions”), “affiliates” (i.e., generally, any company that controls or is under common control with an institution), including FedFirst Financial and FFMHC and their non-savings institution subsidiaries. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.
     The Sarbanes-Oxley Act generally prohibits loans by FedFirst Financial to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by First Federal to its executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. First Federal is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public. Notwithstanding this rule, federal regulations permit First Federal to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee.
     In addition, loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to the person and his or her related interests, are in excess of the greater of $25,000 or 5% of First Federal’s capital and surplus, up to a maximum of $500,000, must be approved in advance by a majority of the disinterested members of the board of directors.
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
     Assessments. Federal savings banks are required to pay assessments to the Office of Thrift Supervision to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, financial condition and complexity of its portfolio. The Office of Thrift Supervision assessments paid by First Federal for the year ended December 31, 2006 totaled $74,000.
     Insurance of Deposit Accounts. Deposits of First Federal are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The FDIC determines insurance premiums based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. Recent legislation eliminated the minimum 1.25% reserve ratio for the insurance funds, the mandatory assessments when the ratio fall below 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%. The FDIC has the ability to adjust the new insurance fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year. The FDIC has adopted regulations that set assessment rates that took effect at the beginning of 2007. The new assessment rates for most banks vary between five cents and seven cents for every $100 of deposits. A change in insurance premiums could have an adverse effect on the operating expenses and results of operations of First Federal. We cannot predict what insurance assessment rates will be in the future. Assessment credits have been provided to institutions that paid high premiums in the past. As a result, First Federal will have credits that offset all of its premiums in 2007.
     Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the Office of Thrift Supervision. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.
     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.
     FHLB System. First Federal is a member of the FHLB System, which consists of twelve regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. First Federal, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB. First Federal was in compliance with this requirement with an investment in FHLB stock at December 31, 2006 of $4.9 million. FHLB advances must be secured by specified types of collateral.
     The FHLBs are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, our net interest income would likely also be reduced.
Federal Reserve System
     The Federal Reserve Board regulations require savings institutions to maintain noninterest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $45.8 million; a 10% reserve ratio is applied above $45.8 million. The first $8.5 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually. First Federal complies with the foregoing requirements.
Holding Company Regulation
     General. FedFirst Financial and FFMHC are savings and loan holding companies within the meaning of federal law. As such, they are registered with the Office of Thrift Supervision and are subject to Office of Thrift Supervision regulations, examinations, supervision, reporting requirements and regulations concerning corporate governance and activities. In addition, the Office of Thrift Supervision has enforcement authority over FedFirst Financial and FFMHC and their non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to First Federal.
     Restrictions Applicable to Mutual Holding Companies. According to federal law and Office of Thrift Supervision regulations, a mutual holding company, such as FFMHC, may generally engage in the following activities: (1) investing in the stock of a bank; (2) acquiring a mutual association through the merger of such association into a bank subsidiary of such holding company or an interim bank subsidiary of such holding company; (3) merging with or acquiring another holding company, one of whose subsidiaries is a bank; and (4) any activity approved by the Federal Reserve Board for a bank holding company or financial holding company or previously approved by the Office of Thrift Supervision for multiple savings and loan holding companies. In addition, mutual holding companies may engage in activities permitted for financial holding companies. Financial holding companies may engage in a broad array of financial service activities including insurance and securities.
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
     Stock Holding Company Subsidiary Regulation. The Office of Thrift Supervision has adopted regulations governing the two-tier mutual holding company form of organization and subsidiary stock holding companies that are controlled by mutual holding companies. FedFirst Financial is the stock holding company subsidiary of FFMHC. FedFirst Financial is permitted to engage in activities that are permitted for FFMHC subject to the same restrictions and conditions.
     Waivers of Dividends by FFMHC. Office of Thrift Supervision regulations require FFMHC to notify the Office of Thrift Supervision if it proposes to waive receipt of dividends from FedFirst Financial. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members.
     Conversion of FFMHC to Stock Form. Office of Thrift Supervision regulations permit FFMHC to convert from the mutual form of organization to the capital stock form of organization. There can be no assurance of when, if ever, a conversion transaction will occur. In a conversion transaction, a new holding company would be formed as the successor to FedFirst Financial, FFMHC’s corporate existence would end, and certain depositors of First Federal would receive the right to subscribe for additional shares of the new holding company. In a conversion transaction, each share of common stock held by stockholders other than FFMHC would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio determined at the time of conversion that ensures that stockholders other than FFMHC own the same percentage of common stock in the new holding company as they owned in FedFirst Financial immediately before conversion. The total number of shares held by stockholders other than FFMHC after a conversion transaction would be increased by any purchases by such stockholders in the stock offering conducted as part of the conversion transaction.
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

FEDERAL AND STATE TAXATION
Federal Income Taxation
     General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2002. For its 2006 year, First Federal’s maximum federal income tax rate was 34%.
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

State Taxation
     FedFirst Financial and its non-thrift Pennsylvania subsidiaries are subject to the Pennsylvania Corporation Net Income Tax and Capital Stock and Franchise Tax. The state Corporate Net Income Tax rate for fiscal years ended 2006, 2005, and 2004 was 9.99% and was imposed on FedFirst Financial’s and its non-thrift subsidiaries’ unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of 0.4899% of a corporation’s capital stock value, which is determined in accordance with a fixed formula.
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

ITEM 2. DESCRIPTION OF PROPERTY
     We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities at December 31, 2006 (dollars in thousands).

			Date of		Net Book Value
	Year	Square	Lease	Owned/	at
Location	Opened	Footage	Expiration	Leased	December 31, 2006

First Federal Savings Bank:

Donner at Sixth Street Monessen, PA 15062	1970	11,430	N/A	Owned	$205

557 Donner at Sixth Street Monessen, PA 15062 (1)	1980	6,625	N/A	Owned	24

235 West Main Street PO Box 141 Monongahela, PA 15063	1965	6,323	N/A	Owned	81

1670 Broad Avenue Belle Vernon, PA 15012	1974	5,048	N/A	Owned	250

545 West Main Street Uniontown, PA 15401 (2)	1975	4,160	N/A	Owned	167

Park Centre Plaza 1711 Grand Boulevard Monessen, PA 15062	1985	1,575	2/28/10	Leased	—

Meldon at Sixth Street PO Box 442 Donora, PA 15033	1980	2,609	N/A	Owned	237

101 Independence Street PO Box 625 Perryopolis, PA 15473	1986	1,992	N/A	Owned	36

3515 Washington Road McMurray, PA 15317	2006	2,535	2/28/11	Leased	—

Exchange Underwriters:

121 West Pike Street Canonsburg, PA 15317	1982	3,500	5/31/07	Leased	—

(1)	Administrative offices.

(2)	The property is subject to a ground lease that expires in 2009.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
     The Company’s common stock is listed on The NASDAQ Stock Market, LLC under the trading symbol “FFCO.” The Company completed its initial public offering on April 6, 2005 and commenced trading on April 7, 2005. The following table sets forth the high and low sales prices of the common stock for the four quarters of 2006 and three quarters of 2005, as reported on The NASDAQ Stock Market, LLC. The Company has not declared or paid any dividends to date to its stockholders.

	2006		2005
Quarter	High	Low	High	Low

First	$10.09	$8.76	N/A	N/A
Second	10.85	9.75	$9.56	$8.35
Third	10.67	9.95	9.45	8.35
Fourth	10.50	9.50	9.00	8.40

     As of March 15, 2007, there were approximately 208 holders of record of the Company’s common stock, excluding the number of persons or entities holding stock in street name through various brokerage firms.
     The Company did not repurchase any of its common stock during the quarter ended December 31, 2006, and at December 31, 2006, the Company had no publicly announced repurchase plans or programs.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
     The objective of this section is to help stockholders and potential investors understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-KSB.
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
     Expenses. The noninterest expenses we incur in operating our business consist of compensation and employee benefits expenses, occupancy expenses which include depreciation, professional services, data processing expenses and other miscellaneous expenses.
     Compensation and employee benefits consist primarily of: salaries and wages paid to our employees; payroll taxes; and expenses for health insurance, retirement plans, equity compensation plans and other employee benefits.
     Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of depreciation charges, lease expense, furniture and equipment expenses, maintenance, real estate taxes and costs of utilities.
     Data processing expenses are the fees we pay to third parties for processing customer information, deposits and loans.
     FDIC insurance premiums are payments we make to the Federal Deposit Insurance Corporation for insurance of our deposit accounts.
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
     Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impaired loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. See Note 3 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-KSB.
     Deferred Income Taxes. We use the asset and liability method of accounting for income taxes as prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings.
     Goodwill. In connection with our acquisition of Exchange Underwriters, we recorded $1.1 million of goodwill. As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized but is subject, at a minimum, to annual tests for impairment. The SFAS No. 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. We estimate the fair values of the related operations using discounted cash flows. The forecasts of future cash flows are based on our best estimate of future revenues and operating costs, based primarily on contracts in effect, new accounts and cancellations and operating budgets. The impairment analysis requires management to make subjective judgments concerning how the acquired assets will perform in the future. Events and factors that may significantly affect the estimates include competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and industry and market trends. Changes in these forecasts could cause a reporting unit to either pass or fail the first step in the SFAS No. 142 goodwill impairment model, which could significantly change the amount of impairment recorded. Our quarterly assessment of potential goodwill impairment was completed in the fourth quarter of 2006. Based on the results of this assessment, no goodwill impairment was recognized.

Balance Sheet Analysis
     Loans. Our primary lending activity has been the origination of loans secured by real estate. We originate one-to-four family residential loans, commercial and multi-family real estate loans and construction loans. We also originate commercial business and consumer loans. In order to improve the mix and profitability of our loan portfolio, we have recently emphasized the origination of commercial real estate and business loans.
     The largest segment of our loan portfolio is one-to-four family residential loans. At December 31, 2006, these loans totaled $133.8 million and represented 75.2% of total loans, compared to $133.2 million, or 76.3% of total loans, at December 31, 2005. One-to-four family residential loans increased $632,000, or 0.5%, for the year ended December 31, 2006.
     Commercial and multi-family real estate loans totaled $23.8 million and represented 13.4% of total loans at December 31, 2006, compared to $25.7 million, or 14.7% of total loans, at December 31, 2005. Commercial and multi-family real estate loans decreased $1.8 million, or 7.1%, in the year ended December 31, 2006 as a result of prepayments of purchased and participation loans and pay-downs. The decrease was partially offset by originations of commercial real estate loans.
     Construction loans totaled $6.8 million and represented 3.8% of total loans at December 31, 2006, compared to $5.4 million, or 3.1% of total loans, at December 31, 2005. Construction loans increased $1.4 million, or 26.2%, in the year ended December 31, 2006 as originations outpaced loans converting to permanent financing.
     We originate commercial business loans secured by business assets other than real estate, such as business equipment, inventory and accounts receivable. Commercial business loans totaled $2.6 million, and represented 1.5% of total loans at December 31, 2006, compared to $1.3 million, or 0.7% of total loans, at December 31, 2005. This increase from the prior year reflects the Company’s focus to improve the mix and profitability of our loan portfolio.
     We also originate a variety of consumer loans, including home equity lines of credit, home equity installment loans, home improvement loans, automobile loans, loans on savings accounts, and personal lines of credit. Consumer loans totaled $10.9 million and represented 6.1% of total loans at December 31, 2006, compared to $9.1 million, or 5.2% of total loans, at December 31, 2005. The $1.8 million, or 19.4%, increase was due to a $3.2 million increase in home equity loans which was partially offset by a $1.4 million decrease in education and consumer loans due to the sale of education loans.

The following table sets forth the composition of our loan portfolio at the dates indicated (dollars in thousands).

December 31,	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Real estate – mortgage:
One-to-four family residential	$133,821	75.2%	$133,189	76.3%	$111,333	69.5%	$115,191	69.4%	$84,355	77.2%
Multi-family	18,410	10.3	21,552	12.3	26,995	16.9	31,108	18.8	1,083	1.0
Commercial	5,437	3.1	4,121	2.4	5,401	3.4	2,799	1.7	2,571	2.3

Total real estate – mortgage	157,668	88.6	158,862	91.0	143,729	89.8	149,098	89.9	88,009	80.5

Real estate – construction:
Residential	5,021	2.8	4,366	2.5	5,584	3.5	2,436	1.5	5,181	4.8
Commercial	1,750	1.0	1,000	0.6	94	0.1	1,500	0.9	1,657	1.5

Total real estate – construction	6,771	3.8	5,366	3.1	5,678	3.6	3,936	2.4	6,838	6.3

Consumer:
Education and consumer	531	0.3	1,955	1.1	2,303	1.4	2,674	1.6	2,973	2.7
Home equity	9,470	5.3	6,264	3.6	6,442	4.0	7,808	4.7	9,153	8.4
Loans on savings accounts	493	0.3	416	0.2	245	0.2	291	0.2	297	0.3
Home improvement and other	381	0.2	470	0.3	668	0.4	999	0.6	1,437	1.3

Total consumer	10,875	6.1	9,105	5.2	9,658	6.0	11,772	7.1	13,860	12.7

Commercial business	2,616	1.5	1,271	0.7	948	0.6	971	0.6	580	0.5

Total loans	177,930	100.0%	174,604	100.0%	160,013	100.0%	165,777	100.0%	109,287	100.0%

Premium on loans purchased	465		524		595		740		—
Net deferred loan costs	432		385		393		413		397
Discount on loans purchased	(139)		(166)		(194)		(218)		—
Loans in process	(3,104)		(3,385)		(3,374)		(503)		(1,739)
Allowance for loan losses	(866)		(800)		(725)		(725)		(525)

Loans, net	$174,718		$171,162		$156,708		$165,484		$107,420

     The following table sets forth certain information at December 31, 2006 regarding the dollar amount of loans maturing during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less (dollars in thousands).

		Amounts due in
		More than
	One year	one to	Over five	Total
	or less	five years	years	loans

Real estate – mortgage	$62	$865	$156,741	$157,668
Real estate – construction	—	750	6,021	6,771
Consumer	791	1,126	8,958	10,875
Commercial business	1,507	406	703	2,616

Total	$2,360	$3,147	$172,423	$177,930

     The following table sets forth the dollar amount of all loans at December 31, 2006 that are due after December 31, 2007 and have either fixed or adjustable rates (dollars in thousands).

	Fixed	Adjustable	Total

Real estate – mortgage	$130,200	$27,406	$157,606
Real estate – construction	5,021	1,750	6,771
Consumer	9,440	644	10,084
Commercial business	1,086	23	1,109

Total	$145,747	$29,823	$175,570

     Our adjustable-rate mortgage loans generally do not provide for downward adjustments below the initial contract rate. This feature has prevented some loans from adjusting downwards in a declining interest rate environment. When market interest rates rise, the interest rates on these loans will not increase until the contract rate (the index plus the margin) exceeds the interest rate floor.

     Securities. Our securities portfolio consists primarily of Government-Sponsored Enterprise securities, mortgage-backed securities, REMIC pass-through certificates and corporate debt securities.
     REMICs (real estate mortgage investment conduits) represent a participation interest in a pool of mortgages. REMICs are created by redirecting the cash flows from the pool of mortgages underlying those securities to create two or more classes (or tranches) with different maturity or risk characteristics designed to meet a variety of investor needs and preferences. We believe that these securities represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. REMICs may be sponsored by private issuers, such as money center banks or mortgage bankers, or by U.S. Government agencies and Government-Sponsored Enterprises. The privately issued REMICs that we hold carry the highest credit rating offered by either Moody’s or Standard and Poor’s. We monitor the credit rating of our REMICs on a regular basis.
     Corporate debt securities generally have greater credit risk than Government-Sponsored Enterprise securities and generally have higher yields than government securities of similar duration. Therefore, we limit the amount of the portfolio based on these concerns.
     Securities at amortized cost increased $4.6 million, or 5.8%, to $84.3 million. This increase was the result of $19.1 million in purchases, primarily of Government-Sponsored Enterprise securities which were partially offset by paydowns on mortgage-backed securities and REMICs.
     The following table sets forth the amortized cost and fair value of the securities portfolio at the dates indicated (dollars in thousands).

December 31,	2006		2005		2004
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

Government-Sponsored Enterprise securities	$30,475	$30,036	$15,425	$14,896	$13,425	$13,213
Mortgage-backed securities	14,892	14,885	23,373	23,326	26,626	26,780
REMICs	34,831	34,121	36,737	35,702	44,013	43,703
Corporate debt securities	4,010	3,954	4,024	3,948	2,495	2,505
Other debt securities	—	—	26	26	56	56
Equity securities	49	49	49	49	50	50

Total securities available-for-sale	$84,257	$83,045	$79,634	$77,947	$86,665	$86,307

     At December 31, 2006, we had no investments in a single company or entity (other than the U.S. Government or Government-Sponsored Enterprises) that had an aggregate book value in excess of 10% of our equity.

     The following table sets forth the contractual maturities and weighted average yields of our mortgage-backed and debt securities at December 31, 2006. Certain mortgage-backed securities have adjustable interest rates and will reprice periodically within the various maturity ranges. These repricing schedules are not reflected in the table below. At December 31, 2006, mortgage-backed securities and REMICs with adjustable rates totaled $27.7 million (dollars in thousands).

	Amounts due in
			More than one		More than five		More than
	One year or less		to five years		to ten years		ten years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

Securities available-for-sale:
Government-Sponsored Enterprise securities	$1,998	4.61%	$12,098	3.67%	$6,914	5.65%	$9,026	6.10%	$30,036	4.92%
Mortgage-backed securities	2	6.75	340	4.38	1,473	4.03	13,070	5.40	14,885	5.25
REMICs	—	—	704	4.52	198	5.68	33,219	4.66	34,121	4.67
Corporate debt securities	—	—	—	—	—	—	3,954	5.07	3,954	5.07

Total available-for-sale debt securities	$2,000	4.61%	$13,142	3.73%	$8,585	5.37%	$59,269	5.07%	$82,996	4.87%

Equity securities									49

Total securities available-for-sale									$83,045

     Deposits. Our deposit base is comprised of demand deposits, savings accounts, money market and certificates of deposits. We consider demand deposits, savings accounts and money market to be core deposits. Deposits increased $18.6 million, or 14.9%, for the year ended December 31, 2006, while certificates of deposit increased $19.0 million or 26.2% and core deposits decreased $395,000, or 0.8%. During the year we experienced significant growth primarily from short-term certificates of deposit and to a lesser extent money market and noninterest bearing accounts. The increase in deposits was primarily in short-term certificates related to the marketing of select specials in coordination with the opening of our Peters Township branch in July 2006. The increase has also provided an opportunity for funding loan originations and security purchases. Our focus remains on building and fostering relationships with current customers and attracting new customers. We continue to face significant competition from other financial institutions which could affect our ability to maintain and grow our deposit base.
     The following table sets forth the balances of our deposit products at the dates indicated (dollars in thousands).

December 31,	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent

Noninterest-bearing demand deposits	$5,409	3.8%	$3,181	2.5%	$3,626	2.6%
Interest-bearing demand deposits	12,530	8.7	13,225	10.6	14,645	10.7
Savings accounts	26,525	18.5	30,797	24.7	35,681	26.0
Money market accounts	7,663	5.3	5,319	4.3	6,892	5.0
Certificates of deposit	91,368	63.7	72,375	57.9	76,545	55.7

Total deposits	$143,495	100.0%	$124,897	100.0%	$137,389	100.0%

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 2006. Jumbo certificates of deposit require minimum deposits of $100,000 (dollars in thousands).

Certificates
Maturity Period	of Deposit

Three months or less	$6,572
Over three through six months	2,735
Over six through twelve months	2,177
Over twelve months	4,280

Total jumbo certificates	$15,764

     The following table sets forth certificates of deposit classified by rates at the dates indicated (dollars in thousands).

December 31,	2006	2005	2004

1.01 - 2.00%	$5	$3,156	$31,752
2.01 - 3.00%	9,944	21,672	4,668
3.01 - 4.00%	20,008	16,452	10,009
4.01 - 5.00%	31,152	17,278	9,259
5.01 - 6.00%	24,068	7,001	8,894
6.01 - 7.00%	6,191	6,816	8,631
7.01 - 8.00%	—	—	3,332

Total certificates of deposit	$91,368	$72,375	$76,545

     The following table sets forth the amount and maturities of certificates of deposit at December 31, 2006 (dollars in thousands).

	Amounts due in
							Percent of
		More than	More than	More than			total
	Less than	one to	two to	three to	More than		certificate
	one year	two years	three years	four years	four years	Total	accounts

1.01 - 2.00%	$5	$—	$—	$—	$—	$5	0.0%
2.01 - 3.00%	9,907	37	—	—	—	9,944	10.9
3.01 - 4.00%	10,070	5,085	2,151	1,658	1,044	20,008	21.9
4.01 - 5.00%	18,536	2,707	1,159	812	7,938	31,152	34.1
5.01 - 6.00%	19,411	1,526	1,777	356	998	24,068	26.3
6.01 - 7.00%	3,263	320	—	1,793	815	6,191	6.8

Total	$61,192	$9,675	$5,087	$4,619	$10,795	$91,368	100.0%

     The following table sets forth deposit activity for the periods indicated (dollars in thousands).

Years Ended December 31,	2006	2005	2004

Deposits at beginning of year	$124,897	$137,389	$142,457
Increase (decrease) before interest credited	15,105	(15,610)	(8,631)
Interest credited	3,493	3,118	3,563

Net increase (decrease) in deposits	18,598	(12,492)	(5,068)

Deposits at end of year	$143,495	$124,897	$137,389

     Borrowings. We utilize borrowings from the FHLB of Pittsburgh to supplement our funding for loans and investments (dollars in thousands).

Years Ended December 31,	2006	2005	2004

Maximum amount outstanding at any month end during the year	$98,766	$109,800	$160,969
Average amounts outstanding during the year	90,308	105,275	148,739
Weighted average rate during the year	4.04%	3.72%	3.94%
Balance outstanding at end of year	89,323	102,404	110,416
Weighted average rate at end of year	4.22%	3.87%	3.63%

     FHLB advances decreased $13.1 million in the year ended December 31, 2006. These advances mature in 2007 through 2013. The weighted average interest rate at the end of the year increased compared to the prior year end due to the replacement of maturing advances throughout the year with higher cost short-term advances.
     Stockholders’ Equity. Stockholders’ equity increased $946,000 to $46.3 million at December 31, 2006 primarily as a result of net income for the year and the decrease in the unrealized loss position of the security portfolio, release of shares from the Employee Stock Ownership Plan (“ESOP”) and the impact of compensation expense related to the 2006 Equity Incentive Plan established in August 2006.
Results of Operations for the Years Ended December 31, 2006 and 2005
     Overview.

(Dollars in thousands)	2006	2005

Net income (loss)	$344	$(102)
Return on average assets	0.13%	(0.04)%
Return on average equity	0.75	(0.26)
Average equity to average assets	16.75	14.10

     The Company had net income of $344,000 for 2006, compared to a net loss of $102,000 for 2005. The net loss for 2005 was primarily due to the retirement and termination agreements that were entered into with the former President and Chief Executive Officer and former Chief Financial Officer, which totaled approximately $1.1 million.

     Net Interest Income. Net interest income decreased $178,000, or 2.8%, to $6.2 million for the year ended December 31, 2006. Our net interest spread and the net interest margin declined to 1.88% and 2.39%, respectively, as compared to 2.03% and 2.41%, respectively, for the year ended December 31, 2006.
     Total interest income increased $438,000, or 3.3%, to $13.9 million for the year ended December 31, 2006. Interest income on loans increased $359,000, due to the increase in average volume of $6.9 million, of which home equity and commercial real estate were the primary contributors, partially offset by the sale of the education loan portfolio. Interest income on securities increased $104,000, or 3.1%. This increase was primarily due to an increase in the average yield of 47 basis points that was partially offset by a decline in the average balance of $6.5 million. Other interest-earning assets income decreased $25,000 or 5.3% primarily as a result of a 41.9% decline in the average balance, partially offset by an increase of 191 basis points in the average yield. The key components that comprise other interest-earning assets are the FHLB Stock and demand account.
     Total interest expense increased $616,000, or 8.7%, to $7.7 million for the year ended December 31, 2006. Interest expense on deposits increased $884,000 or 28.2%, as a result of increases in the average volume of $3.4 million and 61 basis point in the average cost of funds related to the marketing of selected specials on short-term certificates of deposit to foster deposit growth in our new Peters Township office. The increases in average volume and cost of deposits is directly related to the focus on building customer relationships as well as a competitive market. Interest expense on borrowings decreased $268,000 due to our ability to repay maturing advances with funds generated from deposit growth. Average FHLB advances decreased $15.0 million but was partially offset by an increase in average cost of 32 basis points.

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

Years Ended December 31,		2006			2005
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Assets:
Interest-earning assets:
Loans, net (1)(2)	$173,179	$10,004	5.78%	$166,251	$9,645	5.80%
Securities (3)	77,294	3,421	4.43	83,794	3,317	3.96
Other interest-earning assets	8,953	444	4.96	15,399	469	3.05

Total interest-earning assets	259,426	$13,869	5.35	265,444	13,431	5.06

Noninterest-earning assets	15,409			15,473

Total assets	$274,835			$280,917

Liabilities and Stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing demand deposits (4)	$13,040	$62	0.48%	$13,699	$94	0.69%
Savings accounts	28,791	289	1.00	33,580	334	0.99
Money market accounts	5,242	107	2.04	5,842	79	1.35
Certificates of deposit	83,621	3,560	4.26	74,208	2,627	3.54

Total interest-bearing deposits	130,694	4,018	3.07	127,329	3,134	2.46
FHLB advances	90,308	3,645	4.04	105,275	3,913	3.72

Total interest-bearing liabilities	221,002	7,663	3.47	232,604	7,047	3.03

Noninterest-bearing liabilities	7,786			8,702

Total liabilities	228,788			241,306

Stockholders’ equity	46,047			39,611

Total liabilities and stockholders’ equity	$274,835			$280,917

Net interest income		$6,206			$6,384

Interest rate spread (5)			1.88%			2.03%
Net interest margin (6)			2.39			2.41
Average interest-earning assets to average interest-bearing liabilities			117.39%			114.12%

(1)	Amount is net of deferred loan costs, loans in process, and estimated allowance for loan losses.

(2)	Amount includes nonaccrual loans in average balances only.

(3)	Amount does not include effect of unrealized (loss) gain on securities available-for-sale.

(4)	The interest for the year ended December 31, 2005 includes approximately $29,000 of interest on funds received for stock subscriptions related to the Company’s initial public offering and therefore does not impact the average balance of interest-bearing demand deposits.

(5)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(6)	Net interest margin represents net interest income divided by average interest-earning assets.

     Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income. The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). Changes related to volume/rate are prorated into volume and rate components. The total column represents the net change in volume and rate (dollars in thousands).

	2006 Compared to 2005
	Increase (Decrease) Due to
	Volume	Rate	Total

Interest and dividend income:
Loans, net	$392	$(33)	$359
Securities	(271)	375	104
Other interest-earning assets	(245)	220	(25)

Total interest-earning assets	(124)	562	438

Interest expense:
Deposits	85	799	884
FHLB advances	(587)	319	(268)

Total interest-bearing liabilities	(502)	1,118	616

Change in net interest income	$378	$(556)	$(178)

     Provision for Loan Losses. The following table summarizes the activity in the provision for loan losses for the years ended December 31, 2006 and 2005 (dollars in thousands).

Years Ended December 31,	2006	2005

Allowance at beginning of year	$800	$725
Provision for loan losses	84	85
Charge-offs	(18)	(10)
Recoveries	—	—

Net charge-offs	(18)	(10)

Allowance at end of year	$866	$800

     Provisions for loan losses were $84,000 for 2006 compared to $85,000 for 2005. We had net charge-offs of $18,000 in 2006 compared to $10,000 in 2005. The provision in 2006 was based on the recognition of higher charge-offs and management’s decision to increase the allowance for loan losses to a level deemed adequate based on the composition and increase in loans.
     An analysis of the changes in the allowance for loan losses is presented under “Risk Management—Analysis and Determination of the Allowance for Loan Losses.”

     Noninterest Income. The following table summarizes noninterest income for the years ended December 31, 2006 and 2005 (dollars in thousands).

Years Ended December 31,	2006	2005	% Change

Fees and service charges	$361	$435	(17.0)%
Insurance commissions	1,527	1,461	4.5
Income from bank-owned life insurance	275	273	0.7
Net loss on sales of available-for-sale securities	—	(1)	100.0
Net gain on sales of real estate owned	33	—	100.0
Other	44	46	(4.3)

Total noninterest income	$2,240	$2,214	1.2%

     Noninterest income increased $26,000, or 1.2%, due to the income generated from insurance commissions and the gain on the sale of real estate owned, which were partially offset by a decrease in fees and service charges related to a decrease in prepayment penalties on mortgage loans.
     Noninterest Expense. The following table summarizes noninterest expense for the years ended December 31, 2006 and 2005 (dollars in thousands).

Years Ended December 31,	2006	2005	% Change

Compensation and employee benefits	$4,782	$5,728	(16.5)%
Occupancy	838	833	0.6
FDIC insurance premiums	42	70	(40.0)
Data processing	321	277	15.9
Advertising	147	129	14.0
Professional services	461	310	48.7
Stationary, printing and supplies	146	116	25.9
Telephone	50	56	(10.7)
Postage	114	100	14.0
Correspondent bank fees	102	95	7.4
All other	627	775	(19.1)

Total noninterest expense	$7,630	$8,489	(10.1)%

     Noninterest expense decreased $859,000 or 10.1%. Compensation and employee benefit costs decreased $946,000 from the prior year. The year ended December 31, 2005 includes $687,000 of charges, recorded in the fourth quarter, related to the termination of the former Chief Financial Officer and $410,000 for the Retirement Agreement that was entered into with the former President and Chief Executive Officer which was recorded during the third quarter of 2005. This decrease was partially offset by $141,000 of expense related to the 2006 Equity Incentive Plan as well as increases in compensation and employee benefit expense as a result of the opening of our new Peters Township branch as well as the hiring of key personnel throughout the year.
     Other significant changes in noninterest expense are as follows: Professional service fees increased $151,000 compared to the prior year as a result of the outsourcing of the internal audit function, and increased legal fees associated with the introduction of the 2006 Equity Incentive Plan as well as costs associated with the operation as a public company. Data processing, advertising, stationary, printing and supplies and postage expense have increased as compared to the prior year due to a renewed focus on deposit and loan growth and include costs associated with the opening of our new Peters Township branch in July of 2006. These increases were partially offset by a decrease of $148,000 in other noninterest expense for the year ended December 31, 2006. The year ended December 31, 2005 includes $200,000 of amortization of low income housing investments which became fully amortized during 2005, coupled with a decrease of $44,000 in supervisory expense.

     Income Taxes. In 2006, we had income tax expense of $337,000, compared to income tax expense of $88,000 in 2005. The increase in tax expense was primarily due to an increase in pre-tax and taxable income, and the establishment of a valuation allowance for state tax loss carryforwards that may not be realized. For more information, see Note 9 of the Notes to Consolidated Financial Statements.
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
     When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. When the loan becomes 15 days past due a past due notice is generated and sent to the borrower. If the payment is not received within five days, a second past due notice is sent. If payment is not then received after 30 days of delinquency, additional letters and phone calls generally are made. Generally, when a mortgage loan becomes 60 days past due, we send a letter notifying the borrower that he or she may apply for assistance under a state mortgage assistance program. If the borrower does not apply for assistance within the allotted time period or applies for assistance and is rejected, we will commence foreclosure proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. Generally, when a consumer loan becomes 60 days past due, we institute collection proceedings and attempt to repossess any personal property that secures the loan. We may consider loan workout arrangements with certain borrowers under certain circumstances.
     Management informs the Board of Directors monthly of the amount of loans delinquent more than 30 days, all loans in foreclosure and all foreclosed and repossessed property that we own.
     Analysis of Nonperforming and Classified Assets. We consider repossessed assets and loans that are 90 days or more past due to be nonperforming assets. Loans are generally placed on nonaccrual status when they become 90 days delinquent at which time the accrual of interest ceases and all previously accrued and unpaid interest is reversed against earnings.
     Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its adjusted cost, which is the unpaid balance of the loan plus foreclosure costs, or fair market value less estimated selling costs at the date of foreclosure. Holding costs and declines in fair value after acquisition of the property result in charges against income.

     The following table provides information with respect to our nonperforming assets at the dates indicated (dollars in thousands).

December 31,	2006	2005	2004	2003	2002

Nonaccrual loans:
Real estate – mortgage	$592	$212	$276	$353	$320
Real estate – construction	—	—	—	—	—
Consumer	175	43	29	25	137
Commercial business	—	—	—	70	—

Total	767	255	305	448	457

Accruing loans past due 90 days or more:
Real estate – mortgage	—	12	2	79	79
Real estate – construction	—	—	—	—	—
Consumer	—	4	31	82	31
Commercial business	—	—	—	21	—

Total	—	16	33	182	110

Total of nonaccrual and 90 days or more past due loans	767	271	338	630	567
Real estate owned	569	21	—	—	7

Total nonperforming assets	$1,336	292	338	630	574

Troubled debt restructurings	—	—	—	—	—

Troubled debt restructurings and total nonperforming assets	$1,336	$292	$338	$630	$574

Total nonperforming loans to total loans	0.43%	0.16%	0.21%	0.38%	0.52%
Total nonperforming loans to total assets	0.27	0.10	0.13	0.19	0.20
Total nonperforming assets to total assets	0.47	0.11	0.13	0.19	0.20

     Interest income that would have been recorded for the years ended December 31, 2006 and December 31, 2005 had nonaccruing loans been current according to their original terms amounted to $64,000 and $31,000, respectively. No interest related to nonaccrual loans was included in interest income for the year ended December 31, 2006.
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

     The following table shows the aggregate amounts of our classified assets at the dates indicated (dollars in thousands).

December 31,	2006	2005	2004

Special mention assets	$319	$1,845	$2,124
Substandard assets	1,563	253	293
Doubtful assets	—	—	—
Loss assets	—	—	—

Total classified assets	$1,882	$2,098	$2,417

     Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated (dollars in thousands).

December 31,	2006		2005		2004
	30-59	60-89	30-59	60-89	30-59	60-89
	Days	Days	Days	Days	Days	Days
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

Real estate — mortgage	$91	$420	$289	$387	$456	$37
Real estate — construction	—	—	—	—	—	—
Consumer	741	—	80	18	38	34
Commercial business	—	—	—	—	—	52

Total delinquencies	$832	$420	$369	$405	$494	$123

     Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.
Our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a general valuation allowance on identified problem loans; and (2) a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio
     General Valuation Allowance on Identified Problem Loans. We establish a general allowance for classified loans and delinquent loans. We segregate these loans by loan category and assign allowance percentages to each category based on inherent losses associated with each type of lending and consideration that these loans, in the aggregate, represent an above-average credit risk and that more of these loans will prove to be uncollectible compared to loans in the general portfolio.

     General Valuation Allowance on the Remainder of the Loan Portfolio. We establish another general allowance for loans that are not classified or delinquent to recognize the inherent losses associated with lending activities. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages to each category. The allowance percentages have been derived using percentages commonly applied under the regulatory framework for First Federal and similarly sized institutions. The percentages are adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated periodically to ensure their relevance in the current economic environment.
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
     We identify loans that may need to be charged off as a loss by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectibility. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan or a shortfall in collateral value would result in a charge-off of the loan or the portion of the loan that was impaired.
     The Office of Thrift Supervision, as an integral part of its examination process, periodically reviews our allowance for loan losses. The Office of Thrift Supervision may require us to make additional provisions for loan losses based on judgments different from ours.
     At December 31, 2006, our allowance for loan losses represented 0.49% of total loans and 112.91% of nonperforming loans. The allowance for loan losses increased at December 31, 2006 from December 31, 2005 due to management’s decision to increase to a level deemed adequate based on composition and overall increase in loans.

     The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated (dollars in thousands).

December 31,	2006		2005		2004
		% of		% of		% of
		Total		Total		Total
	Amount	loans(1)	Amount	loans(1)	Amount	loans(1)

Real estate — mortgage	$503	88.6%	$452	91.0%	$440	89.8%
Real estate — construction	22	3.8	10	3.1	8	3.6
Home equity	134	5.3	58	3.6	65	4.0
Consumer	12	0.8	13	1.6	17	2.0
Commercial business	74	1.5	32	0.7	33	0.6
Unallocated	121	—	235	—	162	—

Total allowance for loan losses	$866	100.0%	$800	100.0%	$725	100.0%

(1)	Represents percentage of loans in each category to total loans.

December 31,	2003		2002
		% of		% of
		Total		Total
	Amount	loans(1)	Amount	loans(1)

Real estate — mortgage	$319	89.9%	$167	80.5%
Real estate — construction	10	2.4	13	6.3
Home equity	60	4.7	93	8.4
Consumer	17	2.4	20	4.3
Commercial business	25	0.6	9	0.5
Unallocated	294	—	223	—

Total allowance for loan losses	$725	100.0%	$525	100.0%

(1)	Represents percentage of loans in each category to total loans.
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

Years Ended December 31,	2006	2005	2004	2003	2002

Allowance at beginning of year	$800	$725	$725	$525	$525
Provision for loan losses	84	85	144	242	59
Charge-offs:
Real estate – mortgage	(18)	(10)	—	(32)	(52)
Real estate – construction	—	—	—	—	—
Consumer	—	—	(15)	(10)	(7)
Commercial business	—	—	(129)	—	—

Total charge-offs	(18)	(10)	(144)	(42)	(59)

Recoveries	—	—	—	—	—

Net charge-offs	(18)	(10)	(144)	(42)	(59)

Allowance at end of year	$866	$800	$725	$725	$525

Allowance to nonperforming loans	112.91%	295.20%	214.50%	115.08%	92.59%
Allowance to total loans	0.49	0.46	0.45	0.44	0.48
Net charge-offs to average loans during the year	0.01	0.01	0.09	0.03	0.06

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
     We have an Asset/Liability Committee, which includes members of executive management, to communicate, coordinate and control all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.
     We use an interest rate sensitivity analysis prepared by the Office of Thrift Supervision to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 100 to 300 basis point increase or 100 to 200 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, this analysis is not performed for decreases of more than 200 basis points. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the Office of Thrift Supervision, presents the change in our net portfolio value at December 31, 2006 that would occur in the event of an immediate change in interest rates based on Office of Thrift Supervision assumptions, with no effect given to any steps that we might take to counteract that change (dollars in thousands).

				NPV as % of
December 31, 2006	Net Portfolio Value (“NPV”)			Portfolio Value of Assets
Basis Point (“bp”)
Change in Rates	$ Amount	$Change	% Change	NPV Ratio	Change

300 bp	$17,698	$(17,527)	(49.8)%	6.74%	(555	) bp
200	23,883	(11,342)	(32.2)	8.82		(347)
100	29,923	(5,302)	(15.1)	10.72		(157)
Static	35,225	—	—	12.29		—
(100)	37,980	2,755	7.8	13.01		72
(200)	38,391	3,166	9.0	13.02		73

     The Office of Thrift Supervision uses certain assumptions in assessing the interest rate risk of savings associations. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates of deposit could deviate significantly from those assumed in calculating the table.
     Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of available-for-sale securities and borrowings from the FHLB of Pittsburgh. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.
     We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.
     Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2006, cash and cash equivalents totaled $4.4 million. Securities classified as available-for-sale whose market value exceeds cost, which provide additional sources of liquidity, totaled $17.2 million at December 31, 2006. In addition, at December 31, 2006, we had the ability to borrow a total of approximately $188.6 million from the FHLB of Pittsburgh. On December 31, 2006, we had $89.3 million of FHLB advances outstanding.
     At December 31, 2006, we had $9.1 million of commitments to lend, which was comprised of $2.2 million of mortgage loan commitments, $3.1 million of loans in process, $2.0 million of unused home equity lines of credit and $1.8 million of unused commercial lines of credit. Certificates of deposit due within one year of December 31, 2006 totaled $61.2 million, or 67.0% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds including other certificates of deposit and borrowings. We believe, however, based on past experience, that a significant portion of our maturing certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

     The following table presents certain of our contractual obligations as of December 31, 2006 (dollars in thousands).

	Amounts due in
		Less than	One to	Three to	More than
	Total	one year	three years	five years	five years

Long-term debt obligations (1)	$89,323	$40,520	$21,369	$19,716	$7,718
Operating lease obligations (2)	300	78	157	65	—

Total	$89,623	$40,598	$21,526	$19,781	$7,718

(1)	FHLB advances.

(2)	Payments are for lease of real property.
     Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, we offer promotional rates on certain deposit products to attract deposits. Proceeds from our initial public offering in April of 2005 provided funding sufficient to reduce borrowings and to fund new loans. No further changes in our funding mix are currently planned or expected, other than changes in the ordinary course of business resulting from deposit flows. For information about our costs of funds, see “Results of Operations for the Years Ended December 31, 2006 and 2005—Net Interest Income.”

     The following table presents our primary investing and financing activities during the periods indicated (dollars in thousands).

Years Ended December 31,	2006	2005

Investing activities:
Loan purchases	$—	$(20,228)
Loans disbursed or originated	(25,103)	(20,218)
Loan principal repayments	19,976	25,992
Proceeds from maturities and principal repayments of securities	14,352	24,951
Proceeds from sales of securities available-for-sale	—	4,660
Purchases of securities	(19,146)	(22,443)

Financing activities:
Increase (decrease) in deposits	18,598	(12,492)
Decrease in FHLB advances	(13,081)	(8,012)

     Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2006, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.
     Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see Note 13 of the Notes to Consolidated Financial Statements.
     For the year ended December 31, 2006, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.
Effect of Inflation and Changing Prices
     The Consolidated Financial Statements and related financial data presented in this Annual Report on Form 10-KSB have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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
     The information relating to the directors and officers of FedFirst Financial and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to FedFirst Financial’s Proxy Statement for the 2007 Annual Meeting of Stockholders and to Part I, Item 1, “Description of Business-Executive Officers of the Registrant” to this Annual Report on Form 10-KSB.
     FedFirst Financial has adopted a Code of Ethics and Business Conduct which is available on our website of www.firstfederal-savings.com.
ITEM 10. EXECUTIVE COMPENSATION
     The information regarding executive compensation is incorporated herein by reference to FedFirst Financial’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to FedFirst Financial’s Proxy Statement for the 2007 Annual Meeting of Stockholders.
     The following table provides information at December 31, 2006 for compensation plans under which equity securities may be issued.

Number of securities
remaining available
for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options	outstanding options	reflected in column
Plan Category	warrants and rights	warrants and rights	(a))
	(a)	(b)	(c)

Equity compensation plans approved by stockholders	233,000	$10.11	91,012
Equity compensation plans not approved by stockholders	—	—	—

Total	233,000	$10.11	91,012

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information relating to certain relationships and related transactions is incorporated herein by reference to FedFirst Financial’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 13. EXHIBITS

3.1	Amended and Restated Charter of FedFirst Financial Corporation(1)

3.2	Amended and Restated Bylaws of FedFirst Financial Corporation(2)

4.0	Specimen Stock Certificate of FedFirst Financial Corporation(1)

10.1	Form of First Federal Savings Bank Employee Severance Compensation Plan(1)(3)

10.2	Director Fee Continuation Agreements by and between First Federal Savings Bank and certain Directors(1)(3)

10.3	Executive Supplemental Retirement Plan Agreements by and between First Federal Savings Bank and certain officers(1)(3)

10.4	Executive Supplemental Retirement Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer(1)(3)

10.5	Split Dollar Life Insurance Agreements by and between First Federal Savings Bank and certain Directors(1)(3)

10.6	Split Dollar Life Insurance Agreements by and between First Federal Savings Bank and certain officers(1)(3)

10.7	Split Dollar Life Insurance Agreement by and between First Federal Savings Bank and Richard B. Boyer(1)(3)

10.8	Employment Agreement dated as of October 11, 2005 by and between First Federal Savings Bank, FedFirst Financial Corporation and John G. Robinson(3)(4)

10.9	Employment Agreement dated as of October 11, 2005 by and between First Federal Savings Bank, FedFirst Financial Corporation and Patrick G. O’Brien(3)(4)

10.10	Consulting Agreement between First Federal Savings Bank and Peter D. Griffith(3)(4)

10.11	Employment Agreement between First Federal Savings Bank and Richard B. Boyer(1)(3)

10.12	Employment Agreement between Exchange Underwriters, Inc. and Richard B. Boyer(1)(3)

10.13	Lease Agreement between Exchange Underwriters, Inc. and Richard B. and Wendy A. Boyer(1)

10.14	Employment Agreement dated as of March 23, 2006 by and between First Federal Savings Bank, FedFirst Financial Corporation and Robert C. Barry, Jr.(3)(5)

10.15	FedFirst Financial Corporation 2006 Equity Incentive Plan(3)(6)

10.16	Amendment, effective September 19, 2006, to the Employment Agreement dated as of October 11, 2005 by and between first Federal Savings Bank, FedFirst Financial Corporation and John G. Robinson(3)

10.17	Amendment, effective September 19, 2006, to the Employment Agreement dated as of October 11, 2005 by and between first Federal Savings Bank, FedFirst Financial Corporation and Patrick G. O’Brien(3)

21.0	Subsidiaries of the Registrant(1)

23.0	Consent of Edwards Sauer & Owens, P.C.

31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Principal Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer

(1)	Incorporated herein by reference to the Exhibits to the Registration Statement on Form SB-2, and amendments thereto, initially filed on December 17, 2004, Registration No. 333-121405.

(2)	Incorporated herein by reference to the Exhibits to FedFirst Financial Corporation’s Form 10-QSB filed on November 9, 2006.

(3)	Management contract or compensation plan or arrangement.

(4)	Incorporated herein by reference to the Exhibits to FedFirst Financial Corporation’s Form 10-QSB filed on November 14, 2005.

(5)	Incorporated herein by reference to the Exhibits to FedFirst Financial Corporation’s Form 10-KSB filed on March 30, 2006.

(6)	Incorporated herein by reference to Appendix C to the Proxy Statement for FedFirst Financial Corporation’s 2006 Stockholders Meeting filed on April 13, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information relating to the principal accountant fees and expenses is incorporated herein by reference to FedFirst Financial’s Proxy Statement for the 2007 Annual Meeting of Stockholders.
SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FedFirst Financial Corporation

Date: March 26, 2007	/s/ John G. Robinson By: John G. Robinson
President and Chief Executive Officer
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John G. Robinson John G. Robinson	President, Chief Executive Officer and Director (principal executive officer)	March 26, 2007

/s/ Robert C. Barry, Jr. Robert C. Barry, Jr.	Senior Vice President and Chief Financial Officer	March 26, 2007

/s/ Richard B. Boyer Richard B. Boyer	Director	March 26, 2007

/s/ Joseph U. Frye Joseph U. Frye	Director	March 26, 2007

/s/ John M. Kish John M. Kish	Director	March 26, 2007

/s/ John J. LaCarte John J. LaCarte	Director	March 26, 2007

/s/ Jack M. McGinley Jack M. McGinley	Director	March 26, 2007

/s/ David L. Wohleber David L. Wohleber	Director	March 26, 2007

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
We have audited the accompanying consolidated Statements of Financial Condition of FedFirst Financial Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of income (loss), changes in stockholders’ equity and comprehensive income (loss) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FedFirst Financial Corporation and Subsidiaries as of December 31, 2006 and 2005 and the results of its operations and cash flows for the years then ended, in conformity with accepted accounting principles generally accepted in the United States of America.

Pittsburgh, Pennsylvania
March 12, 2007

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31,	2006	2005
(Dollars in thousands except share data)
Assets

Cash and cash equivalents:
Cash and due from banks	$1,561	$1,437
Interest-earning deposits	2,871	4,895

Total cash and cash equivalents	4,432	6,332

Securities available-for-sale	83,045	77,947
Loans, net	174,718	171,162
Federal Home Loan Bank (“FHLB”) stock, at cost	4,901	5,147
Accrued interest receivable — loans	1,033	1,028
Accrued interest receivable — securities	559	357
Premises and equipment, net	2,162	2,070
Bank-owned life insurance	7,259	6,984
Goodwill	1,080	1,080
Real estate owned	569	21
Other assets	1,232	1,193
Deferred tax assets and tax credit carryforwards	2,527	2,855

Total assets	$283,517	$276,176

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$5,409	$3,181
Interest-bearing	138,086	121,716

Total deposits	143,495	124,897

FHLB advances	89,323	102,404
Advance payments by borrowers for taxes and insurance	254	291
Accrued interest payable — deposits	1,180	636
Accrued interest payable — borrowings	319	325
Other liabilities	2,521	2,157

Total liabilities	237,092	230,710

Minority interest in subsidiary	79	66

Stockholders’ equity:
Preferred stock $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock $0.01 par value; 20,000,000 shares authorized; 6,707,500 and 6,612,500 shares issued and outstanding	67	66
Additional paid-in-capital	28,787	28,648
Retained earnings — substantially restricted	20,475	20,131
Accumulated other comprehensive loss, net of deferred taxes of $(475) and $(661)	(737)	(1,026)
Unearned Employee Stock Ownership Plan (“ESOP”)	(2,246)	(2,419)

Total stockholders’ equity	46,346	45,400

Total liabilities and stockholders’ equity	$283,517	$276,176

See Notes to Consolidated Financial Statements

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

Years Ended December 31,	2006	2005
(Dollars in thousands)

Interest income:
Loans	$10,004	$9,645
Securities	3,421	3,317
Other interest-earning assets	444	469

Total interest income	13,869	13,431

Interest expense:
Deposits	4,018	3,134
FHLB advances	3,645	3,913

Total interest expense	7,663	7,047

Net interest income	6,206	6,384

Provision for loan losses	84	85

Net interest income after provision for loan losses	6,122	6,299

Noninterest income:
Fees and service charges	361	435
Insurance commissions	1,527	1,461
Income from bank-owned life insurance	275	273
Net loss on sales of securities available-for-sale	—	(1)
Net gain on sales of real estate owned	33	—
Other	44	46

Total noninterest income	2,240	2,214

Noninterest expense:
Compensation and employee benefits	4,782	5,728
Occupancy	838	833
FDIC insurance premiums	42	70
Data processing	321	277
Other	1,647	1,581

Total noninterest expense	7,630	8,489

Minority interest in net income of consolidated subsidiary	51	38

Income (loss) before income tax expense (benefit)	681	(14)
Income tax expense	337	88

Net income (loss)	$344	$(102)

See Notes to Consolidated Financial Statements

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

				Accumulated
		Additional		Other	Unearned	Total
	Common	Paid-In	Retained	Comprehensive	ESOP	Stockholders’	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Shares	Equity	Income (Loss)
(Dollars in thousands)

Balance at January 1, 2005	$—	$—	$20,253	$(217)	$—	$20,036	$—
Comprehensive income:
Net loss	—	—	(102)	—	—	(102)	(102)
Unrealized loss on securities available-for-sale, net of tax of $(522)	—	—	—	(810)	—	(810)	(810)
Reclassification adjustment, net of tax of $1	—	—	—	1	—	1	1

Issuance of common stock (1)	63	26,080	—	—	—	26,143
Issuance of common stock to establish ESOP	3	2,589	—	—	(2,592)	—
ESOP shares committed to be released	—	(21)	—	—	173	152
Dividends paid by subsidiary	—	—	(20)	—	—	(20)

Total comprehensive loss							$(911)

Balance at December 31, 2005	66	28,648	20,131	(1,026)	(2,419)	45,400
Comprehensive income:
Net income	—	—	344	—	—	344	$344
Unrealized gain on securities available-for-sale, net of tax of $(186)	—	—	—	289	—	289	289

Issuance of common stock	1	—	—	—	—	1
ESOP shares committed to be released	—	(2)	—	—	173	171
Stock-based compensation expense	—	141	—	—	—	141

Total comprehensive income							$633

Balance at December 31, 2006	$67	$28,787	$20,475	$(737)	$(2,246)	$46,346

(1)	Additional paid-in capital balance is net of stock issuance costs of approximately $1.1 million.
See Notes to Consolidated Financial Statements

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2006	2005
(Dollars in thousands)

Cash flows from operating activities:
Net income (loss)	$344	$(102)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Minority interest in net income of consolidated subsidiary	51	38
Provision for loan losses	84	85
Depreciation	295	341
Net loss on sales of securities available-for-sale	—	1
Net gain on sales of real estate owned	(33)	—
Net gain on sale of student loan portfolio	(29)	—
Deferred income taxes	337	81
Net accretion (amortization) of security premiums and loan costs	187	(89)
Amortization of investments in affordable housing projects	—	200
Non cash expense for ESOP	171	152
Non cash expense for stock-based compensation	141	—
Increase in accrued interest receivable	(207)	(46)
Increase in bank-owned life insurance	(275)	(273)
(Increase) decrease in other assets	(955)	170
Increase in other liabilities	1,038	576

Net cash provided by operating activities	1,149	1,134

Cash flows from investing activities:
Net loan (originations) repayments	(5,127)	5,638
Proceeds from sale of student loan portfolio	1,441	—
Purchases of mortgage loans	—	(20,228)
Proceeds from maturities of and principal repayments of securities available-for-sale	14,352	24,951
Proceeds from sales of securities available-for-sale	—	4,660
Purchases of securities available-for-sale	(19,146)	(22,443)
Purchases of premises and equipment	(387)	(308)
Decrease in FHLB stock, at cost	246	1,241
Proceeds from sales of real estate owned	92	—
Purchase of bank-owned life insurance	—	(175)

Net cash used in investing activities	(8,529)	(6,664)

Cash flows from financing activities:
Net decrease in FHLB advances	(13,081)	(8,012)
Net increase (decrease) in deposits	18,598	(12,492)
Decrease in advance payments by borrowers for taxes and insurance	(37)	(472)
Dividends paid	—	(20)
Proceeds from stock offering, net	—	28,735
Establishment of ESOP	—	(2,592)

Net cash provided by financing activities	5,480	5,147

Net decrease in cash and cash equivalents	(1,900)	(383)
Cash and cash equivalents, beginning of year	6,332	6,715

Cash and cash equivalents, end of year	$4,432	$6,332

Supplemental cash flow information:
Cash paid for:
Interest on deposits, advances, and other borrowings	$9,466	$7,134

Income tax expense	$64	$396

Supplemental cash flow information:
Real estate acquired in settlement of loans	$569	$21

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
The Bank provides a full range of banking services to individual and business customers from its eight locations in southwestern Pennsylvania., including a new branch in Peters Township which opened in July 2006. Additionally, through Exchange Underwriters, Inc. the Bank participates in the insurance business in southwestern Pennsylvania. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.
On April 6, 2005, FedFirst Financial completed its initial public offering. The Company registered and sold 2,975,625 shares of common stock, par value $0.01. In connection with the offering, the Company also sold 3,636,875 shares of common stock to FFMHC at $0.01 per share. As a result, FFMHC owned 55% of the Company’s original issuance of common stock. Proceeds from the offering totaled $28.7 million, net of stock issuance costs of approximately $1.1 million.
On September 21, 2006 the Company issued 95,000 shares of common stock in conjunction with the FedFirst Financial Corporation 2006 Equity Incentive Plan. As a result, the issued shares outstanding increased to 6,707,500 which reduced FFMHC’s ownership to 54% of the Company’s common stock.
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
Securities
The Company classifies securities at the time of purchase as either held-to-maturity, trading or available-for-sale. Securities that the Company has the positive intent and ability to hold to maturity are classified as securities held-to-maturity and are reported at amortized cost. Securities bought and held principally for the purpose of selling them in the near term are classified as securities for trading and reported at fair value with gains and losses included in earnings. The Company has no held-to-maturity or trading securities at December 31, 2006 or 2005, respectively. Securities not classified as held-to-maturity or trading securities are classified as securities available-for-sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Interest income includes amortization of purchase premium or discount. Premiums and discounts are amortized using the level yield method. Net gain or loss on the sale of securities is based on the amortized cost of the specific security sold.
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
Loan fees, and direct costs for originating loans, are deferred and the net fee or cost is amortized to interest income as a yield adjustment over the contractual lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.
Allowance for Loan Losses
The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that in management’s judgment should be charged off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is evaluated in total for smaller balance homogenous loans of similar nature, such as one-to-four family residential mortgage and consumer loans, and on an individual basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net at the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.
Advertising Costs
The Company follows the policy of charging the costs of advertising to expense as incurred. Total advertising expense was approximately $147,000 and $129,000 for the years ended December 31, 2006 and 2005, respectively.
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
Bank-Owned Life Insurance
The Company purchased insurance on the lives of certain key employees which includes executive officers and directors. The policies accumulate asset values to meet future liabilities including the payment of employee benefits. Increases in the cash surrender value are recorded as noninterest income in the Consolidated Statements of Income (Loss). The cash surrender value of bank-owned life insurance is recorded as an asset on the Consolidated Statements of Financial Condition.
Goodwill
Goodwill represents the excess of the cost of Exchange Underwriters, Inc. as of June 1, 2002 over the fair value of its net assets. The Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which requires that goodwill be reported separate from other intangible assets in the Statement of Financial Condition and not be amortized but tested for impairment quarterly, or more frequently if impairment indicators arise for impairment. No impairment charge was deemed necessary for the years ended December 31, 2006 and 2005, respectively.
Income Taxes
The provision for income taxes is the total of the current year income tax due or refundable and the change in the deferred tax assets and liabilities. Deferred tax assets and liabilities are the estimated future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases, computed using enacted tax rates. The realization of deferred tax assets is assessed and a valuation allowance provided, when necessary, for that portion of the asset which is not likely to be realized. Management believes, based upon current facts, that it is more likely than not there will be sufficient taxable income in future years to realize the recorded deferred tax assets. The Company and its subsidiaries file a consolidated federal return.
Investment in Affordable Housing Projects
The Company accounted for its limited partnership interests in affordable housing projects under the cost-recovery method. The investment was included in other assets in the Consolidated Statements of Financial Condition. The Company received tax credits each year over a ten-year period, contingent upon the affordable housing projects meeting certain qualified tenant occupancy rates as defined in the Internal Revenue Code Section 42. The investment was completely amortized at December 31, 2005. The investment was

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
amortized in proportion to the current year tax credit over the total tax credit available. The Company did not record any tax credits for the year ended December 31, 2006 but did record tax credits of approximately $200,000 for the year ended December 31, 2005.
At December 31, 2006 and 2005, there was approximately $1.0 million of credits available but were not utilized. The credits have been reflected as an asset, and are available to be used to offset future taxes payable with the credits expiring in years 2021 through 2025.
Comprehensive Income
The Company is required to present comprehensive income and its components in a full set of general purpose financial statements for all periods presented. Other comprehensive income is comprised of net unrealized holding gains (losses) on its available-for-sale securities. The Company has elected to report the effects of its other comprehensive income as part of the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss).
Federal Home Loan Bank System
The Company is a member of the Federal Home Loan Bank System. As a member, the Bank maintains an investment in the capital stock of the FHLB of Pittsburgh of 1.0% of its outstanding conventional mortgage loans, 0.3% of its total assets or 1/20 of its advances (borrowings), whichever is greater. Deficiencies, if any, in the required investment at the end of any reporting period are purchased in the subsequent reporting period. The Company may receive dividends on its FHLB capital stock, which are included in interest income and are recognized when declared. The investment is carried at cost. No ready market exists for the stock, and it has no quoted market value.
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

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-Based Compensation
On May 24, 2006, FedFirst Financial Corporation’s stockholders approved the 2006 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to promote the Company’s success and enhance its value by linking the personal interests of its employees, officers, directors and directors emeritus to those of the Company’s stockholders, and by providing participants with an incentive for outstanding performance. All of the Company’s salaried employees, officers and directors are eligible to participate in the Plan. The Plan authorizes the granting of options to purchase shares of the Company’s stock, which may be non-statutory stock options or incentive stock options, and restricted stock which is subject to restrictions on transferability and subject to forfeiture. The Plan reserved an aggregate number of 453,617 shares of which 324,012 may be issued in connection with the exercise of stock options and 129,605 may be issued as restricted stock.
On August 8, 2006, the non-employee directors (including director emeritus) were granted an aggregate of 22,500 restricted shares of common stock and 50,000 options to purchase shares of common stock. In addition, on the same date, certain officers and key employees of the Company were awarded an aggregate of 72,500 restricted shares of common stock and 183,000 options to purchase shares of common stock. The awards vest over five years at the rate of 20% per year. The contractual life of the stock options is 10 years from date of grant.
The Company’s common stock closed at $10.11 per share on August 8, 2006, which is the exercise price of the options granted on that date. The market value of the restricted stock awards was approximately $960,450, before the impact of income taxes. The estimated value of the stock options was $736,280, before the impact of income taxes. The Company recognizes expense associated with the awards over the five-year vesting period in accordance with SFAS No. 123(R), Share-Based Payment. Compensation expense recorded for the year ended December 31, 2006 was $141,000. As of December 31, 2006, there was $1.6 million of total unrecognized compensation cost related to nonvested stock-based compensation. This compensation expense cost is expected to be recognized ratably over the remaining service period of 4.50 years.
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
Recent Accounting Pronouncements
Fair Value Measurements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
fair value measurements. This Statement does not require any new fair value measurements, however, for some entities the application of this Statement will change current practice. This statement, which the Company does not anticipate having a material effect on its financial condition or operations upon adoption, is effective for years beginning after November 15, 2007 and interim periods within those fiscal years.
Accounting for Pensions and Other Postretirement Plans: In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132 (R) (“SFAS 158”). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is defined as the difference between the fair value of the plan assets and the plans benefit obligation. For a pension plan the benefit obligation is the projected benefit obligation and for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 requires an employer to recognize as a component of other comprehensive income, net of tax, the gains and losses and prior service costs or credits that arise during the period but that are not recognized as components of net periodic benefit costs pursuant to SFAS 87. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end. Additional footnote disclosure is also required about certain effects on net periodic benefit cost for the next year that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the year ended December 31, 2006.
Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements: In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Topic 1: Financial Statements, N. Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued to express the staff’s views regarding the process of quantifying financial statement misstatements. The interpretations in SAB 108 were issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts in the balance sheet. SAB 108 clarifies that both the “rollover” and “iron curtain” methods should be used in evaluating misstatements. This interpretation was effective immediately and did not have a material effect on the Company’s financial condition or operations.
Accounting for Uncertainty in Income Taxes: In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for years beginning after December 15, 2006. The adoption of this Interpretation is not expected to have a material impact on the Company’s financial condition or operations.

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     2. Securities
The following table sets forth the amortized cost and fair value of securities available-for-sale at the dates indicated (dollars in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2006	Cost	Gains	Losses	Value

Securities available-for-sale:
Government-Sponsored Enterprise securities	$30,475	$14	$453	$30,036
Mortgage-backed securities	14,892	96	103	14,885
REMICs	34,831	52	762	34,121
Corporate debt securities	4,010	—	56	3,954
Equity securities	49	—	—	49

Total securities available-for-sale	$84,257	$162	$1,374	$83,045

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2005	Cost	Gains	Losses	Value

Securities available-for-sale:
Government-Sponsored Enterprise securities	$15,425	$—	$529	$14,896
Mortgage-backed securities	23,373	118	165	23,326
REMICs	36,737	25	1,060	35,702
Corporate debt securities	4,024	—	76	3,948
Other debt securities	26	—	—	26
Equity securities	49	—	—	49

Total securities available-for-sale	$79,634	$143	$1,830	$77,947

The following table presents gross unrealized losses and the fair value of securities aggregated by category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 (dollars in thousands).

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Government-Sponsored Enterprise securities	$11,042	$41	$15,014	$412	$26,056	$453
Mortgage-backed securities	1,479	2	4,078	101	5,557	103
REMICs	771	—	27,374	762	28,145	762
Corporate debt securities	—	—	3,954	56	3,954	56

Total securities temporarily impaired	$13,292	$43	$50,420	$1,331	$63,712	$1,374

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The policy of the Company is to recognize an other-than-temporary impairment on equity securities where the fair value has been significantly below cost for three consecutive quarters. For fixed-maturity investments with unrealized losses due to interest rates where the Company has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery, declines in value below cost are not assumed to be other-than-temporary. The Company reviews its position quarterly and has asserted that at December 31, 2006 the declines outlined in the above table represents temporary declines and the Company does have the intent and ability to hold those securities either to maturity or to allow a market recovery.
The Company has concluded that any impairment of its securities portfolio is not other-than-temporary, but is the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.
The amortized cost and fair value of securities at December 31, 2006 by contractual maturity are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands).

	Amortized	Fair
	Cost	Value

Due in one year or less	$2,002	$2,000
Due from one to five years	13,483	13,142
Due from five to ten years	8,721	8,585
Due after ten years	60,002	59,269
No scheduled maturity	49	49

Total	$84,257	$83,045

Securities with amortized cost and fair value of $19.3 million and $19.5 million, respectively at December 31, 2006 were pledged to secure FHLB advances, public deposits and for other purposes required or permitted by law. Securities with an amortized cost and fair value of $24.0 and $23.6 million, respectively were pledged at December 31, 2005.
The Company had no sales of securities available-for-sale for the year ended December 31, 2006. Proceeds from the sales of securities available-for-sale for the year ended December 31, 2005 were $4.7 million. Related realized losses totaled $1,000.

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3.	Loans
The following table sets forth the composition of the Company’s loan portfolio at the dates indicated (dollars in thousands).

December 31,	2006	2005

Real estate-mortgage
One-to-four family residential	$133,821	$133,189
Multi-family	18,410	21,552
Commercial	5,437	4,121

Total real estate-mortgage loans	157,668	158,862

Real estate-construction
Residential	5,021	4,366
Commercial	1,750	1,000

Total real estate-construction	6,771	5,366

Consumer
Education and consumer	531	1,955
Home equity	9,470	6,264
Loans on savings accounts	493	416
Home improvement and other	381	470

Total consumer loans	10,875	9,105

Commercial business	2,616	1,271

Total loans	$177,930	$174,604

Premium on loans purchased	465	524
Net deferred loan costs	432	385
Discount on loans purchased	(139)	(166)
Loans in process	(3,104)	(3,385)
Allowance for loan losses	(866)	(800)

Loans, net	$174,718	$171,162

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s primary lending area is southwestern Pennsylvania. The Company requires collateral on all real estate mortgage loans and generally maintains loan-to-value ratios of no greater than 80% without private mortgage insurance. Loan-to-value ratios on home equity loans may exceed 80%.
Activity in the allowance for loan losses was as follows (dollars in thousands):

Years Ended December 31,	2006	2005

Beginning balance	$800	$725
Provision for loan losses	84	85
Charge-offs	(18)	(10)
Recoveries	—	—

Ending balance	$866	$800

At December 31, 2006 and 2005, there were no significant loans deemed to be impaired.
The nonaccrual loans in the following table for the years ended December 31, 2006 and 2005 consist primarily of one-to-four family residential mortgage loans. Nonperforming loans were as follows (dollars in thousands):

December 31,	2006	2005

Accruing loans past due 90 days or more	$—	$16
Nonaccrual loans	767	255

Total nonperforming loans	$767	$271

4.	Premises and Equipment

Premises and equipment are summarized by major classifications as follows (dollars in thousands):

December 31,	2006	2005

Land	$426	$426
Buildings and leasehold improvements	3,758	3,637
Furniture, fixtures and equipment	2,604	2,338

Total, at cost	$6,788	$6,401

Less accumulated depreciation	4,626	4,331

Premises and equipment, net	$2,162	$2,070

Depreciation expense was approximately $295,000 and $341,000 for the years ended December 31, 2006 and 2005, respectively.

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.	Deposits

Deposits are summarized as follows (dollars in thousands):

December 31,	2006	2005

Noninterest-bearing demand deposits	$5,409	$3,181
Interest-bearing demand deposits	12,530	13,225
Savings accounts	26,525	30,797
Money market accounts	7,663	5,319
Certificates of deposit	91,368	72,375

Total deposits	$143,495	$124,897

Interest expense by deposit category is as follows (dollars in thousands):

Years Ended December 31,	2006	2005

Interest-bearing demand deposits	$62	$94
Savings accounts	289	334
Money market accounts	107	79
Certificates of deposit	3,560	2,627

Total interest expense	$4,018	$3,134

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 totaled $15.8 million and $8.9 million at December 31, 2006 and 2005, respectively. Deposit amounts in excess of $100,000 are generally not federally insured, with the exception of certain self-directed retirement accounts which are insured up to $250,000.
Scheduled maturities of certificates of deposit were as follows (dollars in thousands):

December 31,	2006		2005

2007	$61,192	2006		$34,407
2008	9,675	2007		15,118
2009	5,087	2008		5,804
2010	4,619	2009		4,287
2011 and thereafter	10,795	2010 and thereafter		12,759

Total	$91,368	Total		$72,375

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6.	Federal Home Loan Bank Advances

FHLB advances consisted of the following (dollars in thousands):

	Weighted
	Average Rate		Balance
December 31,	2006	2005	2006	2005

Due in one year or less	4.73%	4.41%	$40,520	$33,500
Due in one to two years	3.58	3.14	15,524	12,736
Due in two to three years	3.95	3.46	5,846	17,527
Due in three to four years	3.38	3.93	11,294	6,134
Due in four to five years	4.30	3.37	8,421	14,072
Due in five to ten years	4.16	4.15	7,718	18,435

Total advances	4.22%	3.87%	$89,323	$102,404

Advances from the FHLB of Pittsburgh are secured by the Bank’s stock in the FHLB of Pittsburgh and certain qualifying residential mortgage loans and mortgage-backed securities to the extent that the defined statutory value must be at least equal to the advances outstanding. The maximum remaining borrowing capacity at December 31, 2006 and 2005 is approximately $99.2 million and $88.6 million, respectively. The advances are subject to restrictions or penalties in the event of prepayment.

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.	Earnings Per Share

Basic earnings per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Common stock equivalents include restricted stock awards and stock options. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. There was no dilution from stock options for the year ended December 31, 2006. Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

Years Ended December 31,	2006	2005
(Dollars in thousands, except for per share data)
Net income (loss)	$344	$(102)
Weighted-average shares outstanding:
Basic	6,379,211	N/A
Effect of dilutive stock options and restrictive stock awards	50,354	N/A

Diluted	6,429,565	N/A

Earnings per share:
Basic	$0.05	N/A
Diluted	$0.05	N/A

Earnings per common share data is not presented for the year ended December 31, 2005 as the Company had no publicly held shares outstanding prior to the Company’s initial public offering on April 6, 2005.

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.	Operating Leases

The Company leases certain properties under operating leases expiring in various years through 2011. Lease expense was $90,000 and $53,000 for the years ended December 31, 2006 and 2005, respectively.

Minimum future rental payments under noncancelable operating leases are as follows (dollars in thousands):

For the year ended December 31,	2006

2007	$78
2008	80
2009	77
2010	56
2011	9
Thereafter	—

Total	$300

9.	Income Taxes

The difference between actual income tax expense (benefit) and the amount computed by applying the federal statutory income tax rate of 34% to income before income taxes are reconciled as follows (dollars in thousands):

Years ended December 31,	2006	2005

Computed income tax expense (benefit)	$232	$(5)
Increase (decrease) resulting from:
State taxes (net of federal benefit)	97	(3)
Nontaxable BOLI income	(93)	(93)
Stock-based compensation (ISO’s)	37	—
Other, net	64	189

Actual income tax expense	$337	$88

Effective tax rate	N/A	N/A

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as follows (dollars in thousands):

December 31,	2006	2005

Deferred tax assets:
Allowance for loan losses	$294	$272
Investments in affordable housing projects	104	104
Postretirement benefits	607	579
Net operating loss	205	354
Stock-based compensation (NSO’s)	11	—
Net unrealized loss on securities available-for-sale	475	661

Total deferred tax assets	1,696	1,970

Deferred tax liabilities:
Deferred loan costs	(147)	(131)
Depreciation and amortization	(62)	(24)

Total deferred tax liabilities	(209)	(155)

Net deferred tax assets	1,487	1,815
Tax credit carryforwards	1,040	1,040

Total deferred tax assets and tax credit carryforwards	$2,527	$2,855

The Company has established a valuation in the amount of $98,000 which represents the remaining 2004 state tax loss carryforward, which expires in 2007. Management believes that it has adequate taxable income and carrybacks to realize the remaining deferred tax assets. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.
Income tax expense is summarized as follows (dollars in thousands):

Years ended December 31,	2006	2005

Currently payable	$—	$7
Deferred expense	337	81

Total tax expense	337	88

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table following) of Total and Tier I capital to risk-weighted assets and of Tier I capital to adjusted total assets, all of which are defined by the regulatory agencies to which the Bank is subject. Management believes, at December 31, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

At December 31, 2006, the most recent notification from the Regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change the Bank’s categorization.

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized (dollars in thousands).

					To Be Well
			For Capital		Capitalized
			Adequacy		Under Prompt
	Actual		Purposes		Corrective
December 31, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)	$32,608	24.61%	$10,601	8.0%	$13,252	10.0%
Tier I capital (to risk weighted assets)	31,742	23.95%	5,301	4.0%	7,951	6.0%
Tier I capital (to adjusted total assets)	31,742	11.19%	11,348	4.0%	14,185	5.0%
Tangible capital (to tangible assets)	$31,742	11.19%	$4,255	1.5%	N/A	N/A

December 31, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)	$31,847	25.05%	$10,170	8.0%	$12,713	10.0%
Tier I capital (to risk weighted assets)	31,047	24.42%	5,085	4.0%	7,628	6.0%
Tier I capital (to adjusted total assets)	31,047	11.23%	11,056	4.0%	13,820	5.0%
Tangible capital (to tangible assets)	$31,047	11.23%	$4,146	1.5%	N/A	N/A

The following is a reconciliation of the Bank’s equity under GAAP to regulatory capital at the dates indicated (dollars in thousands):

December 31,	2006	2005

GAAP equity	$32,085	$31,101
Goodwill	(1,080)	(1,080)
Accumulated other comprehensive loss (income)	737	1,026

Tier I capital	31,742	31,047
General regulatory allowance for loan losses	866	800

Total capital	$32,608	$31,847

Federal banking regulations place certain restrictions on dividends paid by the Bank to the Company. The total amount of dividends that may be paid at any date is generally limited to the earnings of the Bank for the year to date plus earnings for the prior two fiscal years, net of any prior capital distributions. In addition, dividends paid by the Bank to the Company would be prohibited if the distribution would cause the Bank’s capital to be reduced below the applicable minimum capital requirements.

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11.	Benefit Plans

401(k) Plan
The Company maintains a 401(k) plan for all salaried employees and may make a discretionary contribution to the plan based on a computation in relation to net income and compensation expense. The Company also matches the first 5% of employee deferrals on a graduated scale of 100% of the first 1-3%, and 50% thereafter up to a maximum of 4%. Plan expense was approximately $114,000 and $164,000 for the years ended December 31, 2006 and 2005, respectively. The Company amended the eligibility requirements effective January 1, 2006, related to service, whereby an employee may participate in the plan after three months of employment as compared to one year of service in 2005. Participants must continue to attain 1,000 hours of service.
Supplemental Retirement Plan
The Company maintains a nonqualified defined benefit supplemental executive retirement plan (“SERP”) for certain key employees which includes executive officers and directors. The present value of estimated supplemental retirement benefits is charged to operations. A set retirement benefit is provided to the directors, but no set retirement is promised to officers, and no deferral of salary or income is required by the participants. Rather, the company has agreed to place a certain amount of funds into an insurance policy on behalf of the participants. Each year, whatever income the policy generates, in the case of officers, above and beyond a predetermined index rate will be accrued into a retirement account that has been established for the participant. The expense for the years ended December 31, 2006 and 2005 was approximately $235,000 and $709,000, respectively. The significant decrease from 2005 is a result of $517,000 recorded in conjunction with the termination agreement of the former Chief Financial Officer.
Employee Stock Ownership Plan
On April 6, 2005 the Bank established an ESOP, whereby the ESOP purchased 259,210 shares of FedFirst Financial from proceeds provided by the Company in the form of a loan. The effective date of the ESOP is January 1, 2005 and is a accounted for as a leveraged plan. Effective January 1, 2006 the Company amended the eligibility requirements related to service, whereby an employee may participate in the plan after three months of employment as compared to one year of service in 2005. The other requirements for participation in the plan are the attainment of age 21 and completion of 1,000 hours of service. Each plan year, the Bank may, at its discretion, make additional contributions to the plan; however, at a minimum, the Bank has agreed to provide a contribution in the amount necessary to service the debt incurred to acquire the stock.
Shares are scheduled for release as the loan is repaid based on the interest method. The present amortization schedule calls for 17,281 shares to be released each December 31. There were no dividends declared or paid for the years ended December 31, 2006 or 2005.
In connection with the formation of the ESOP, the Company adopted the American Institute of Certified Public Accountants’ Statement of Position 93-6, Employers’

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accounting for Employee Stock Ownership Plans. As shares in the ESOP are earned and committed to be released, compensation expense is recorded based on their average fair value. The difference between the average fair value of the shares committed to be released and the cost of those shares to the ESOP is charged or credited to additional paid-in capital. The balance of unearned shares held by the ESOP is shown as a reduction of stockholders’ equity. Only those shares in the ESOP which have been earned and are committed to be released are included in the computation of earnings per share.
ESOP compensation expense was $171,000 for the year ended December 31, 2006 compared to $152,000 for the year ended December 31, 2005. There were 17,281 shares earned and committed to be released and 16,931 allocated shares at December 31, 2006. At December 31, 2005 there were 17,281 shares earned and committed to be released. The 224,648 and 241,929 remaining unearned/unallocated shares for the years ended December 31, 2006 and 2005 had an approximate fair market value of $2.2 million.
Directors’ Health Insurance Plan
Until May 2004, the Company provided to certain board members, their spouses and qualified dependents postretirement health insurance benefits. Upon plan termination in May 2004 all active board members, their spouses and eligible dependents were no longer eligible for benefits, however, four nonactive individuals continue to receive benefits at December 31, 2006. The plan is substantially fully funded for the remaining four participants. Plan expense is summarized as follows (dollars in thousands).

		Expense Accrual/	Net
	Expense	Plan Termination	Expense
Years ended December 31,	Accrued	(Reversal)	(Benefit)

2006	$9	$—	$9
2005	18	(34)	(16)

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12.	Stock-Based Compensation
On May 24, 2006, FedFirst Financial Corporation’s stockholders approved the 2006 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to promote the Company’s success and enhance its value by linking the personal interests of its employees, officers, directors and directors emeritus to those of the Company’s stockholders, and by providing participants with an incentive for outstanding performance. All of the Company’s salaried employees, officers and directors are eligible to participate in the Plan. The Plan authorizes the granting of options to purchase shares of the Company’s stock, which may be non-statutory stock options or incentive stock options, and restricted stock which is subject to restrictions on transferability and subject to forfeiture. The Plan reserved an aggregate number of 453,617 shares of which 324,012 may be issued in connection with the exercise of stock options and 129,605 may be issued as restricted stock.
On August 8, 2006, the non-employee directors (including director emeritus) were granted an aggregate of 22,500 restricted shares of common stock and 50,000 options to purchase shares of common stock. In addition, on the same date, certain officers and key employees of the Company were awarded an aggregate of 72,500 restricted shares of common stock and 183,000 options to purchase shares of common stock. The awards vest over five years at the rate of 20% per year. The contractual life of the stock options is 10 years from date of grant.
The Company’s common stock closed at $10.11 per share on August 8, 2006, which is the exercise price of the options granted on that date. The market value of the restricted stock awards was approximately $960,450, before the impact of income taxes. The estimated value of the stock options was $736,280, before the impact of income taxes. The Company recognizes expense associated with the awards over the five-year vesting period in accordance with SFAS No. 123(R), Share-Based Payment. Compensation expense recorded for the year ended December 31, 2006 was $141,000. As of December 31, 2006, there was $1.6 million of total unrecognized compensation cost related to nonvested stock-based compensation. This compensation expense cost is expected to be recognized ratably over the remaining service period of 4.50 years.

Stock Options
Stock-Based Compensation	Number of Shares	Exercise Price

Outstanding at January 1, 2006	—	—
Granted	233,000	$10.11
Exercised or converted	—	—
Forfeited	—	—
Expired	—	—

Outstanding at December 31, 2006	233,000	$10.11

Exercisable at year end	—	—

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Stock Options		Restricted Stock Awards
	Number of	Fair-Value	Number of	Fair-Value
Nonvested Shares	Shares	Price	Shares	Price

Nonvested at January 1, 2006	—	—	—	—
Granted	233,000	$3.16	95,000	$10.11
Vested	—	—	—	—
Forfeited	—	—	—	—

Nonvested at December 31, 2006	233,000	$3.16	95,000	$10.11

13.	Concentration of Credit Risk
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
One of the investment vehicles for the Company for the years ended December 31, 2006 and 2005 were mortgage-backed securities which are comprised of diversified individual residential mortgage notes. Mortgage-backed securities are guaranteed as to the timely repayment of principal and interest by Government-Sponsored Enterprises. Investments in other securities consist of Government-Sponsored securities which are made to provide and maintain liquidity within the guidelines of applicable regulations.
Substantially all of the Company’s loans are made to customers located in southwestern Pennsylvania. The Company does not have any other concentration of credit risk representing greater than 10% of loans.
Off-Balance Sheet Risk
The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, consumer and commercial lines of credit, and fixed and variable-rate mortgage loan commitments with interest rates ranging from 5.9% to 7.5% and are summarized as follows (dollars in thousands).

December 31,	2006	2005

Unused revolving home equity lines of credit	$2,080	$1,737
Fixed-rate mortgages	2,178	3,232
Variable-rate mortgages	—	230
Unused commercial business lines of credit	1,782	407

Total commitments outstanding	$6,040	$5,606

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.	Fair Value of Financial Instruments
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
Securities (Including Mortgage-Backed Securities)
Fair values of securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.
Loans
The fair values for one-to-four family residential loans are estimated using discounted cash flow analyses using yields from similar products in the secondary markets. The fair values of consumer and commercial business loans are estimated using discounted cash flow analyses, using interest rates reported in various government releases. The fair values of multi-family and commercial real estate mortgages are estimated using discounted cash flow analysis, using interest rates based on FNMA commitment rates or similar loans.
Accrued Interest Receivable and Accrued Interest Payable
The fair value of these instruments approximates the carrying value.
Federal Home Loan Bank Stock
The carrying amount approximates the asset’s fair value.

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deposits
The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the repricing date (i.e., their carrying amounts). Fair values of certificates of deposits are estimated using a discounted cash flow calculation that applies the FHLB of Pittsburgh advance yield curve to the maturity schedule of the Bank’s certificates of deposit.
Federal Home Loan Bank Advances
The fair value of the advances are estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.
Commitments to Extend Credit
These financial instruments are generally not subject to sale and estimated fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure purposes. The contractual amounts of unfunded commitments are presented in Note 13 to these financial statements.
The following table sets forth the carrying amount and estimated fair value of financial instruments (dollars in thousands).

December 31,	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$4,432	$4,432	$6,332	$6,332
Securities	83,045	83,045	77,947	77,947
Loans, net	174,718	173,872	171,162	170,344
FHLB stock	4,901	4,901	5,147	5,147
Accrued interest receivable	1,592	1,592	1,385	1,385

Financial liabilities:
Deposits	143,495	142,545	124,897	124,025
FHLB advances	89,323	88,086	102,404	100,618
Accrued interest payable	1,499	1,499	961	961

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15.	Condensed Financial Statements of Parent Company

Financial information pertaining only to FedFirst Financial Corporation (dollars in thousands).
Statements of Financial Condition

December 31,	2006	2005

Assets
Cash and cash equivalents	$11,832	$11,751
Investment in the Bank	32,085	31,223
Loan receivable, ESOP	2,325	2,443
Other assets	135	14

Total assets	$46,377	$45,431

Liabilities and Stockholders’ Equity
Accrued expenses	31	31
Stockholder’s equity	46,346	45,400

Total liabilities and stockholder’s equity	$46,377	$45,431

Statements of Income (Loss)

Years ended December 31,	2006	2005

Interest income	$140	$110
Other income	—	14

Total income	140	124

Interest expense	—	29
Operating expense	221	162

Total expenses	221	191

Net loss before undistributed income (loss) of subsidiary and income tax benefit	(81)	(67)
Undistributed income (loss) of subsidiary	401	(35)

Income (loss) before income tax (benefit)	320	(102)

Income tax benefit	(24)	—

Net income (loss)	$344	$(102)

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Statements of Cash Flows

December 31,	2006	2005

Cash flows from operating activities:
Net income (loss)	$344	$(102)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Undistributed (income) loss of subsidiary	(401)	35
Noncash stock compensation expense	141	—
Increase in other assets	(121)	(14)
Increase in accrued expenses	—	31

Net cash used in operating activities:	(37)	(50)

Cash flows from investing activities:
ESOP loan established	—	(2,592)
ESOP principal payment received	118	149
Investment in the Bank	—	(14,500)

Net cash provided by (used in) investing activities:	118	(16,943)

Cash flows from financing activities:
Proceeds from stock offering, net (1)	—	28,735
Dividends paid	—	(20)

Net cash provided by financing activities:	—	28,715

Net increase in cash and cash equivalents	81	11,722

Cash and cash equivalents at beginning of year	11,751	29

Cash and cash equivalents at end of year	$11,832	$11,751

(1)	Proceeds from stock offering are net of stock issuance costs of approximately $1.1 million.

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16.	Quarterly Financial Information (Unaudited)

The following table summarizes selected information regarding the Company’s results of operations for the periods indicated (dollars in thousands).

	March 31,	June 30,	September 30,	December 31,
Three Months Ended	2006	2006	2006	2006

Interest income	$3,322	$3,400	$3,438	$3,709
Interest expense	1,783	1,803	1,925	2,152

Net interest income	1,539	1,597	1,513	1,557
Provision for loan losses	20	20	29	15

Net interest income after provision for loan losses	1,519	1,577	1,484	1,542
Noninterest income	725	542	503	470
Noninterest expense	1,832	1,908	1,887	2,003
Minority interest in net income of consolidated subsidiary	31	6	10	4

Income before income tax expense	381	205	90	5
Income tax expense	143	55	35	104

Net income (loss)	$238	$150	$55	$(99)

Earnings per share basic and diluted	$0.04	$0.02	$0.01	$(0.02)

	March 31,	June 30,	September 30,	December 31,
Three Months Ended	2005	2005	2005	2005

Interest income	$3,168	$3,437	$3,441	$3,385
Interest expense	1,761	1,744	1,767	1,775

Net interest income	1,407	1,693	1,674	1,610
Provision for loan losses	—	25	25	35

Net interest income after provision for loan losses	1,407	1,668	1,649	1,575
Noninterest income	660	527	545	482
Noninterest expense	1,735	1,809	2,337	2,608
Minority interest in net income (loss) of consolidated subsidiary	28	11	6	(7)

Income (loss) before income tax expense (benefit)	304	375	(149)	(544)
Income tax expense (benefit)	78	82	(33)	(39)

Net income (loss)	$226	$293	$(116)	$(505)

Earnings per share basic and diluted	N/A	$0.05	$(0.02)	$(0.08)