Form 10QSB
period 2007-03-31
FedFirst Financial CORP
filed 2007-05-11
CIK 1308017

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
(724) 684-6800
(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes ☑       No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
As of May 8, 2007, the issuer had 6,656,000 shares of common stock outstanding.
Transitional Small Business Disclosure Format (Check One): Yes ☐      No ☑

FEDFIRST FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-QSB
INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.	1

Consolidated Statements of Financial Condition at March 31, 2007 (Unaudited) and December 31, 2006	1

Consolidated Statements of (Loss) Income for the Three Months Ended March 31, 2007 and 2006 (Unaudited)	2

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive (Loss) Income for the Three Months Ended March 31, 2007 and 2006 (Unaudited)	3

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006 (Unaudited)	4

Notes to the Unaudited Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis or Plan of Operation	10

Item 3. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	18

Item 3. Defaults Upon Senior Securities.	18

Item 4. Submission of Matters to a Vote of Security Holders.	18

Item 5. Other Information.	18

Item 6. Exhibits	18

Signatures	19
EX-31.1
EX-31.2
EX-32.1
EX-32.2

FEDFIRST FINANCIAL CORPORATION AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2007	2006
(Dollars in thousands)	(UNAUDITED)

Assets
Cash and cash equivalents:
Cash and due from banks	$1,882	$1,561
Interest-earning deposits	6,469	2,871

Total cash and cash equivalents	8,351	4,432

Securities:
Securities held for trading	41,122	—
Securities available-for-sale	38,724	83,045

Total securities	79,846	83,045

Loans, net	176,082	174,718
Federal Home Loan Bank (“FHLB”) stock, at cost	4,841	4,901
Accrued interest receivable — loans	997	1,033
Accrued interest receivable — securities	544	559
Premises and equipment, net	2,268	2,162
Bank-owned life insurance	7,329	7,259
Goodwill	1,080	1,080
Real estate owned	569	569
Other assets	715	1,232
Deferred tax assets and tax credit carryforwards	2,519	2,527

Total assets	$285,141	$283,517

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	7,005	5,409
Interest-bearing	140,716	138,086

Total deposits	147,721	143,495
Borrowings	87,135	89,323
Advance payments by borrowers for taxes and insurance	421	254
Accrued interest payable — deposits	833	1,180
Accrued interest payable — borrowings	315	319
Other liabilities	2,388	2,521

Total liabilities	238,813	237,092

Minority interest in subsidiary	59	79

Stockholders’ equity:
Preferred stock $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock $0.01 par value; 20,000,000 shares authorized; 6,707,500 shares issued	67	67
Additional paid-in-capital	28,869	28,787
Retained earnings — substantially restricted	19,506	20,475
Accumulated other comprehensive gain (loss), net of deferred taxes of $20 and $(475)	30	(737)
Unearned Employee Stock Ownership Plan (“ESOP”)	(2,203)	(2,246)

Total stockholders’ equity	46,269	46,346

Total liabilities and stockholders’ equity	$285,141	$283,517

See Notes to the Unaudited Consolidated Financial Statements

FEDFIRST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME (UNAUDITED)

	For the Three Months
	Ended March 31,
(Dollars in thousands, except per share data)	2007	2006

Interest income:
Loans	$2,494	$2,438
Securities	1,025	810
Other interest-earning assets	119	74

Total interest income	3,638	3,322

Interest expense:
Deposits	1,168	834
Borrowings	956	949

Total interest expense	2,124	1,783

Net interest income	1,514	1,539

Provision for loan losses	45	20

Net interest income after provision for loan losses	1,469	1,519

Noninterest income:
Fees and service charges	95	88
Insurance commissions	591	554
Income from bank-owned life insurance	70	67
Net loss on securities held for trading	(1,409)	—
Net gain on sales of real estate owned	—	11
Other	3	5

Total noninterest income	(650)	725

Noninterest expense:
Compensation and employee benefits	1,427	1,149
Occupancy	253	197
FDIC insurance premiums	6	16
Data processing	90	75
Other	438	395

Total noninterest expense	2,214	1,832

Minority interest in net income of consolidated subsidiary	31	31

(Loss) income before income tax (benefit) expense	(1,426)	381
Income tax (benefit) expense	(457)	143

Net (loss) income	$(969)	$238

Earnings per share:
Basic and diluted	$(0.15)	$0.04

Weighted-average shares outstanding:
Basic	6,390,012	6,372,731
Diluted	6,393,516	6,372,731

See Notes to the Unaudited Consolidated Financial Statements

FEDFIRST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

				Accumulated
		Additional		Other	Unearned	Total
	Common	Paid-in-	Retained	Comprehensive	ESOP	Stockholders’	Comprehensive
(Dollars in thousands)	Stock	Capital	Earnings	Income (Loss)	Shares	Equity	Income (Loss)

Balance at January 1, 2006	$66	$28,648	$20,131	$(1,026)	$(2,419)	$45,400
Comprehensive income:
Net income	—	—	238	—	—	238	$238
Unrealized loss on securities available-for-sale net of tax of $(123)	—	—	—	(191)	—	(191)	(191)

ESOP shares committed to be released	—	(3)	—	—	43	40

Total comprehensive income							$47

Balance at March 31, 2006	$66	$28,645	$20,369	$(1,217)	$(2,376)	$45,487

				Accumulated
		Additional		Other	Unearned	Total
	Common	Paid-in-	Retained	Comprehensive	ESOP	Stockholders’	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Shares	Equity	(Loss) Income

Balance at January 1, 2007	$67	$28,787	$20,475	$(737)	$(2,246)	$46,346
Comprehensive income:
Net loss	—	—	(969)	—	—	(969)	$(969)
Transfer of securities held for trading	—	—	—	857	—	857	857
Unrealized loss on securities available-for-sale net of tax of $(57)	—	—	—	(90)	—	(90)	(90)

ESOP shares committed to be released	—	(3)	—	—	43	40
Stock-based compensation expense	—	85	—	—	—	85

Total comprehensive loss							$(202)

Balance at March 31, 2007	$67	$28,869	$19,506	$30	$(2,203)	$46,269

See Notes to the Unaudited Consolidated Financial Statements

FEDFIRST FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
(Dollars in thousands)	2007	2006

Cash flows from operating activities
Net (loss) income	$(969)	$238
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Minority interest in net income of consolidated subsidiary	31	31
Provision for loan losses	45	20
Depreciation	85	65
Net loss on securities held for trading	1,409	—
Net accretion (amortization) of security premiums and loan costs	51	(1)
Non cash expense for ESOP	40	40
Non cash expense for stock-based compensation	85	—
Increase in bank-owned life insurance	(70)	(67)
Decrease (increase) in other assets	38	(71)
Decrease in other liabilities	(492)	(168)

Net cash provided by operating activities	253	87

Cash flows from investing activities
Net loan originations	(1,437)	(625)
Proceeds from maturities of and principal repayments of securities available-for-sale	7,468	4,249
Purchases of securities available-for-sale	(4,439)	—
Purchases of premises and equipment	(191)	(16)
Decrease in FHLB stock, at cost	60	151

Net cash provided by investing activities	1,461	3,759

Cash flows from financing activities:
Net decrease in borrowings	(2,188)	(7,920)
Net increase in deposits	4,226	3,628
Increase in advance payments by borrowers for taxes and insurance	167	182

Net cash provided by (used in) financing activities	2,205	(4,110)

Net increase (decrease) in cash and cash equivalents	3,919	(264)
Cash and cash equivalents, beginning of period	4,432	6,332

Cash and cash equivalents, end of period	$8,351	$6,068

Supplemental cash flow information:
Cash paid for:
Interest on deposits and borrowings	$1,958	$1,762

Income tax expense	$12	$—

Supplemental cash flow information:
Transfer of securities from available-for-sale to trading	$42,531	$—

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
The unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-QSB and, therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary to make the consolidated financial statements not misleading have been included. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. Certain items previously reported have been reclassified to conform with the current reporting period’s format. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year or any other interim period.
In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.
Note 2. Recent Accounting Pronouncements
The Fair Value Option for Financial Assets and Financial Liabilities: In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing certain entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provision. SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. This statement, which the Company does not anticipate having a material effect on its financial condition or operations upon adoption, is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

FEDFIRST FINANCIAL CORPORATION AND SUBSIDIARIES
Fair Value Measurements: In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, however, for some entities the application of this Statement will change current practice. This statement, which the Company does not anticipate having a material effect on its financial condition or operations upon adoption, is effective for years beginning after November 15, 2007 and interim periods within those fiscal years.
Note 3. Securities
The following table sets forth the amortized cost and fair value of securities available-for-sale at the dates indicated.

Securities available-for-sale	March 31, 2007		December 31, 2006
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

Government-Sponsored Enterprises	$12,801	$12,817	$30,475	$30,036
Mortgage-backed	11,875	11,966	14,892	14,885
REMICs	9,943	9,931	34,831	34,121
Corporate debt	4,006	3,961	4,010	3,954
Equities	49	49	49	49

Total securities available-for-sale	$38,674	$38,724	$84,257	$83,045

On April 19, 2007, the Company announced a restructuring of its securities portfolio through the sale of approximately $40.8 million of securities which were yielding an average of 4.08%. Approximately $30.8 million of the proceeds from the sale of these securities were reinvested in securities yielding an average of 5.44% and the remaining $10.0 million will be utilized to pay maturing short-term FHLB borrowings. The purpose was to better position the Company for an uncertain interest rate environment, improve interest rate spread and net interest margin without increasing interest rate risk, and reduce leverage. The decision to sell the securities required the Company to reclassify the securities from available-for-sale into held for trading at March 31, 2007. As a result, at March 31, 2007, the Company held $41.1 million of securities held for trading, which consisted of $24.0 million of REMIC pass-through certificates, $14.2 million of Government-Sponsored Enterprise securities, and $2.9 million of mortgage backed securities.

FEDFIRST FINANCIAL CORPORATION AND SUBSIDIARIES
Note 4. Loans
The following table sets forth the composition of our loan portfolio at the dates indicated.

	March 31, 2007		December 31, 2006
(Dollars in thousands)	Amount	Percent	Amount	Percent

Real estate-mortgage
One-to-four family residential	$132,800	74.4%	$133,821	75.2%
Multi-family	16,411	9.2	18,410	10.3
Commercial	8,039	4.5	5,437	3.1

Total real estate-mortgage loans	157,250	88.1	157,668	88.6

Real estate-construction
Residential	4,422	2.5	5,021	2.8
Commercial	1,750	1.0	1,750	1.0

Total real estate-construction	6,172	3.5	6,771	3.8

Consumer
Home equity	11,162	6.3	9,470	5.3
Loans on savings accounts	374	0.2	493	0.3
Home improvement	378	0.2	381	0.2
Other	579	0.3	531	0.3

Total consumer loans	12,493	7.0	10,875	6.1

Commercial business	2,566	1.4	2,616	1.5

Total loans	$178,481	100.0%	$177,930	100.0%

Premium on loans purchased	433		465
Net deferred loan costs	426		432
Discount on loans purchased	(128)		(139)
Loans in process	(2,219)		(3,104)
Allowance for loan losses	(911)		(866)

Loans, net	$176,082		$174,718

FEDFIRST FINANCIAL CORPORATION AND SUBSIDIARIES
NonPerforming Assets. The following table provides information with respect to our nonperforming assets at the dates indicated.

	March 31,	December 31,
(Dollars in thousands)	2007	2006

Nonaccrual loans:
Real estate — mortgage	$538	$592
Real estate — construction	—	—
Consumer	174	175
Commercial business	—	—

Total	712	767

Accruing loans past due 90 day or more
Real estate — mortgage	—	—
Real estate — construction	—	—
Consumer	—	—
Commercial business	—	—

Total	—	—

Total of nonaccrual and 90 days or more past due loans	712	767
Real estate owned	569	569

Total nonperforming assets	$1,281	$1,336

Troubled debt restructurings	—	—

Troubled debt restructurings and total nonperforming assets	$1,281	$1,336

Total nonperforming loans to total loans	0.40%	0.43%
Total nonperforming loans to total assets	0.25	0.27
Total nonperforming assets to total assets	0.45	0.47

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

	Three Months	Year	Three Months
	Ended	Ended	Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2007	2006	2006

Allowance at beginning of period	$866	$800	$800
Provision for loan losses	45	84	20
Charge-offs	—	(18)	—
Recoveries	—	—	—

Net charge-offs	—	(18)	—

Allowance at end of period	$911	$866	$820

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
Note 5. Deposits
The following table sets forth the balances of our deposit products at the dates indicated.

	March 31, 2007		December 31, 2006		March 31, 2006
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Noninterest-bearing demand deposits	$7,005	4.8%	$5,409	3.8%	$3,987	3.1%
Interest-bearing demand deposits	13,469	9.1	12,530	8.7	13,336	10.4
Savings accounts	25,907	17.5	26,525	18.5	30,015	23.4
Money market accounts	9,858	6.7	7,663	5.3	5,436	4.2
Certificates of deposit	91,482	61.9	91,368	63.7	75,751	58.9

Total deposits	$147,721	100.0%	$143,495	100.0%	$128,525	100.0%

Note 6. Borrowings
We utilize borrowings as a supplemental source of funds for loans and securities. The primary source of borrowings are FHLB advances and recently to a limited extent repurchase agreements. The following table sets forth information concerning our borrowings for the periods indicated.

	Three		Three
	Months	Year	Months
	Ended	Ended	Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2007	2006	2006

Maximum amount outstanding at any month end during the period	$89,663	$98,766	$98,766
Average amounts outstanding during the period	88,867	90,308	97,582
Weighted average rate during the period	4.30%	4.04%	3.89%
Balance outstanding at end of period	$87,135	$89,323	$94,484
Weighted average rate at end of period	4.24%	4.22%	3.93%

Note 7. Earnings Per Share
Basic earnings per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Common stock equivalents include restricted stock awards and stock options. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. There was no dilution from stock options for the three months ended March 31, 2007. Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2007	2006

Net (loss) income	$(969)	$238
Weighted-average shares outstanding:
Basic	6,390,012	6,372,231
Effect of dilutive stock options and restrictive stock awards	3,504	—

Diluted	6,393,516	6,372,231

Earnings per share:
Basic	$(0.15)	$0.04
Diluted	$(0.15)	$0.04

Item 2. Management’s Discussion and Analysis or Plan of Operation
This discussion should be read in conjunction with the consolidated financial statements, notes and tables included in this report. For further information, refer to the consolidated financial statements and notes included in FedFirst Financial Corporation’s Annual Report on Form 10-KSB for the year ended December 31, 2006.
Forward-Looking Statements
This report contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, rather statements based on FedFirst Financial’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.
Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include the following: interest rate trends; the general economic climate in the market area in which FedFirst Financial operates, as well as nationwide; FedFirst Financial’s ability to control costs and expenses; competitive products and pricing; loan delinquency rates and changes in federal and state legislation and regulation. Additional factors that may affect our results are discussed in FedFirst Financial’s Annual Report on Form 10-KSB under “Item 1. Description of Business — Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. FedFirst Financial assumes no obligation to update any forward-looking statements.
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

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
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
Our website address is www.firstfederal-savings.com. Information on our website should not be considered a part of this Form 10-QSB.
Balance Sheet Analysis
Assets. Total assets at March 31, 2007 were $285.1 million, an increase of $1.6 million, or 0.6%, from total assets of $283.5 million at December 31, 2006.
Securities decreased $3.2 million, or 3.9%, to $79.8 million. Securities available-for-sale decreased $44.3 million, or 53.4%. On April 19, 2007, the Company announced a restructuring of its securities portfolio through the sale of approximately $40.8 million of securities which were yielding an average of 4.08%. Approximately $30.8 million of the proceeds from the sale of these securities were reinvested in securities yielding an average of 5.44% and the remaining $10.0 million will be utilized to pay maturing short-term FHLB borrowings. The purpose was to better position the Company for an uncertain interest rate environment, improve interest rate spread and net interest margin without increasing interest rate risk, and reduce leverage. The decision to sell the securities required the Company to reclassify the securities from available-for-sale into held for trading at March 31, 2007 and recognize a pre-tax loss of $1.4 million. As a result, at March 31, 2007, the Company held $41.1 million of securities held for trading, which consisted of $24.0 million of REMIC pass-through certificates, $14.2 million of Government-Sponsored Enterprise securities, and $2.9 million of mortgage backed securities.
Loans, net, increased $1.4 million, or 0.8%, to $176.1 million at March 31, 2007 compared to $174.7 million at December 31, 2006. The increase was primarily the result of growth in commercial real estate and home equity loans. This increase was partially offset by paydowns on purchased multi-family loans and one-to-four family residential loans.
Liabilities. Total liabilities at March 31, 2007 were $238.8 million, compared to $237.1 million at December 31, 2006, an increase of $1.7 million, or 0.7%.
Total deposits increased $4.2 million to $147.7 million at March 31, 2007 compared to $143.5 million at December 31, 2006. The increase in deposits was primarily in money market and noninterest-bearing demand deposit accounts. The increase has also provided an opportunity for funding loan originations and security purchases. Our focus remains on building and fostering relationships with current customers and attracting new customers. We continue to face significant competition from other financial institutions which could affect our ability to maintain and grow our deposit base.
Borrowings decreased $2.2 million, or 2.4%, to $87.1 million at March 31, 2007 compared to $89.3 million at December 31, 2006. We were able to reduce our FHLB advances by utilizing funds received from security paydowns and generation of deposits. The cost of funds has increased since year end based on maturing FHLB advances which were replaced at a higher cost due to increases in interest rates. Higher market interest rates will also affect replacement costs of maturing short-term FHLB advances.

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
Stockholders’ Equity. Stockholders’ equity was $46.3 million at March 31, 2007, a decrease of $77,000 from December 31, 2006. The decrease in stockholders’ equity was primarily due to a net loss for the three months ended March 31, 2007 of $969,000 partially offset by a net change of $767,000 due to the transfer of securities into held for trading and the unrealized gain position of the security portfolio, the impact of compensation expense related to the 2006 Equity Incentive Plan and the release of shares from the Employee Stock Ownership Plan (“ESOP”).
Results of Operations for the Three Months Ended March 31, 2007 and 2006
Overview. We had a net loss of $969,000 for the three months ended March 31, 2007, compared to net income of $238,000 for the same period in 2006. The decrease in net income is primarily the result of the recognition of the $1.4 million loss related to the securities portfolio restructuring included in noninterest income in the current period.

	Three Months Ended
	March 31,
(Dollars in thousands)	2007	2006

Net (loss) income	$(969)	$238
Return on average assets	(1.36)%	0.35%
Return on average equity	(8.35)	2.09
Average equity to average assets	16.29	16.67

Net Interest Income. Net interest income for the three months ended March 31, 2007 remained comparable to the same period last year at $1.5 million. Net interest spread and net interest margin were 1.71% and 2.26%, respectively, for the three months ended March 31, 2007 compared to 1.91% and 2.38%, respectively, for the three months ended March 31, 2006. Higher market interest rates have put upward pressure on deposits and borrowing costs, further compressing net interest spread and net interest margin.
Interest income increased $316,000, or 9.5%, for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 due to an increase in the average balance of interest-earning assets of $9.7 million and an increase of 29 basis points in yield. Interest income on loans increased $56,000 due to an increase of $4.2 million in the average balance. Interest income on securities increased $215,000 due to an increase of 70 basis points in yield and $6.5 million in the average balance.
Interest expense increased $341,000, or 19.1%, for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Interest expense on deposits increased $334,000, due to an increase of 65 basis points in cost as well as an increase of $15.8 million in the average balance. The increase in cost on deposits was related to the marketing of selected specials on short-term certificates and marketing of our performance money market deposit accounts. Interest expense on borrowings increased $7,000 due to an increase of 41 basis points in cost partially offset by an $8.7 million decrease in the average balance.

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
The following table summarizes changes in interest income and expense for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in thousands)	2007	2006	% Change

Interest income:
Loans	$2,494	$2,438	2.3%
Securities	1,025	810	26.5
Other interest-earning assets	119	74	60.8

Total interest income	3,638	3,322	9.5
Interest expense:
Interest-bearing demand deposits	15	16	(6.3)
Savings accounts	65	74	(12.2)
Money market accounts	75	16	368.8
Certificates of deposit	1,013	728	39.1

Total interest-bearing deposits	1,168	834	40.0
Borrowings	956	949	0.7

Total interest expense	2,124	1,783	19.1

Net interest income	$1,514	$1,539	(1.6)%

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

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES

	Three Months Ended March 31,
	2007			2006
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Assets:
Interest-earning assets:
Loans, net (1)(2)	$175,531	$2,494	5.68%	$171,321	$2,438	5.69%
Securities (3)	84,227	1,025	4.87	77,702	810	4.17
Other interest-earning assets	8,352	119	5.70	9,362	74	3.16

Total interest-earning assets	268,110	$3,638	5.43	258,385	$3,322	5.14

Noninterest-earning assets	16,685			15,068

Total assets	$284,795			$273,453

Liabilities and Stockholders’ equity:
Interest-bearing liablities:
Interest-bearing demand deposits	$12,996	$15	0.46%	$13,368	$16	0.48%
Savings accounts	26,245	65	0.99	30,241	74	0.98
Money market accounts	8,529	75	3.52	5,062	16	1.26
Certificates of deposit	91,510	1,013	4.43	74,850	728	3.89

Total interest-bearing deposits	139,280	1,168	3.35	123,521	834	2.70
Borrowings	88,867	956	4.30	97,582	949	3.89

Total interest-bearing liabilities	228,147	2,124	3.72	221,103	1,783	3.23

Noninterest-bearing liabilities	10,242			6,763

Total liabilities	238,389			227,866

Stockholders’ equity:	46,406			45,587

Total liabilities and stockholders’ equity	$284,795			$273,453

Net interest income		$1,514			$1,539

Interest rate spread (4)			1.71%			1.91%
Net interest margin (5)			2.26			2.38
Avergage interest-earning assets to average interest-bearing liablities			117.52%			116.86%

(1)	Amount is net of deferred loan costs, loans in process and estimated allowance for loan losses.

(2)	Amount includes nonaccrual loans in average balances only.

(3)	Amount does not include effect of unrealized (loss) gain on securities available-for-sale.

(4)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average interest-earning assets.

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income. The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). Changes related to volume/rate are prorated into volume and rate components. The total column represents the net change in volume and rate.

	Three Months Ended March 31, 2007
	Compared To
	Three Months Ended March 31, 2006
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest and dividend income:
Loans, net	$60	$(4)	$56
Securities	72	143	215
Other interest-earning assets	(9)	54	45

Total interest-earning assets	123	193	316

Interest expense:
Deposits	116	218	334
Borrowings	(88)	95	7

Total interest-bearing liablities	28	313	341

Change in net interest income	$95	$(120)	$(25)

Provision for Loan Losses. There was a provision for loan losses of $45,000 for the three months ended March 31, 2007 as compared to $20,000 for the three months ended March 31, 2006. The increase in the overall allowance is a result of management’s decision to maintain the allowance for loan losses at a level deemed adequate based on the composition and growth in the loan portfolio.
Noninterest Income. The following table summarizes noninterest income for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in thousands)	2007	2006	% Change

Fees and service charges	$95	$88	8.0%
Insurance commissions	591	554	6.7
Income from bank-owned life insurance	70	67	4.5
Net loss on securities held for trading	(1,409)	—	100.0
Net gain on sale of real estate owned	—	11	(100.0)
Other	3	5	(40.0)

Total noninterest income	$(650)	$725	(189.7)%

Noninterest income decreased $1.4 million for the three months ended March 31, 2007. The decrease was attributable to a $1.4 million loss recorded as a result of the securities restructuring which was completed in April 2007. The Company sold $40.8 million of securities at an average yield of 4.08% and used the proceeds to purchase $30.8 million of securities yielding 5.44%. The remaining $10.0 million will be utilized to pay maturing short-term Federal Home Loan Bank borrowings. The decision to sell the securities required the Company to reclassify the securities from available-for-sale into held for trading at

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
March 31, 2007 and, as a result, required the recognition of a $1.4 million loss for the decline in the fair value of the securities.
Noninterest Expense. The following table summarizes noninterest expense for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in thousands)	2007	2006	% Change

Compensation and employee benefits	$1,427	$1,149	24.2%
Occupancy	253	197	28.4
FDIC insurance premiums	6	16	(62.5)
Data processing	90	75	20.0
Advertising	29	39	(25.6)
Professional services	138	119	16.0
Stationary, printing and supplies	31	34	(8.8)
Telephone	13	13	—
Postage	31	24	29.2
Correspondent bank fees	31	21	47.6
All other	165	145	13.8

Total noninterest expense	$2,214	$1,832	20.9%

Noninterest expense increased $382,000 , or 20.9%, for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006. The increase is primarily related to compensation and benefits. The Company hired key personnel to complement existing staff and strengthen our retail operations sales force in connection with the opening of the Peters Township office in July 2006 and the upcoming opening of the Washington office, tentatively scheduled for June 2007. Additionally, the current three months ended includes expense related to awards under the 2006 Equity Incentive Plan which were granted in August 2006.
Income Tax (Benefit) Expense. Income tax benefit for the three months ended March 31, 2007 was $457,000 compared to income tax expense of $143,000 for the same period in 2006. The benefit recorded for the three months ended March 31, 2007 was primarily the result of the securities portfolio restructuring.
Liquidity and Capital Management
Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of available-for-sale securities and borrowings. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.
We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities and (4) the objectives of our asset/liability management policy.
Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2007, cash and cash equivalents totaled $8.4 million. Securities classified as available-for-sale totaled $38.7 which provides an additional source of liquidity. In addition, at March 31, 2007, we had the ability to borrow a total of approximately $198.1 million from the FHLB of Pittsburgh. On March 31, 2007, we had $84.6 million of FHLB advances outstanding.

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
At March 31, 2007, we had $5.2 million of commitments to lend, which was comprised of $300,000 of mortgage loan commitments, $2.2 million of loans in process, $2.0 million of unused home equity lines of credit and $700,000 of unused commercial lines of credit. Certificates of deposit due within one year of March 31, 2007 totaled $62.9 million, or 68.8% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds including other certificates of deposit and borrowings. We believe, however, based on past experience, that a significant portion of our maturing certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2007, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.
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
For the three months ended March 31, 2007, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.
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
PART II — OTHER INFORMATION
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

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On March 28, 2007, the Company announced that the board of directors had approved the repurchase of up to 153,500 shares of the Company’s outstanding common stock over the next year, which is approximately 5% of outstanding shares held by persons other than FFMHC.
We did not repurchase any of our common stock during the quarter ended March 31, 2007.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits

3.1	Amended and Restated Charter of FedFirst Financial Corporation (1)

3.2	Amended and Restated Bylaws of FedFirst Financial Corporation (2)

4.0	Specimen Stock Certificate of FedFirst Financial Corporation (1)

31.1	Rule 13a-14 (a) / 15d-14 (a) Certification (President and Chief Executive Officer)

31.2	Rule 13a-14 (a) / 15d-14 (a) Certification (Chief Financial Officer)

32.1	Certification of John G. Robinson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Robert C. Barry Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Exhibits to the Registration Statement on Form SB-2, and amendments thereto, initially filed on December 17, 2004, Registration No. 333-121405.

(2)	Incorporated herein by reference to the Exhibits to FedFirst Financial Corporation’s Form 10-QSB filed on November 9, 2006.

FedFirst FINANCIAL CORPORATION AND SUBSIDIARIES
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDFIRST FINANCIAL CORPORATION

(Registrant)

Date: May 11, 2007	/s/ John G. Robinson

John G. Robinson
President and Chief Executive Officer

Date: May 11, 2007	/s/ Robert C. Barry Jr.

Robert C. Barry Jr.
Chief Financial Officer and Senior Vice President
(Principal Financial Officer and Chief Accounting Officer)