Form 10QSB
period 2007-06-30
FedFirst Financial CORP
filed 2007-08-10
CIK 1308017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
(724) 684-6800
(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 7, 2007, the issuer had 6,626,900 shares of common stock outstanding.
Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

FORM 10-QSB

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2007	2006
(Dollars in thousands)	(UNAUDITED)

Assets
Cash and cash equivalents:
Cash and due from banks	$1,796	$1,561
Interest-earning deposits	3,094	2,871

Total cash and cash equivalents	4,890	4,432

Securities available-for-sale	68,154	83,045
Loans, net	179,460	174,718
Federal Home Loan Bank (“FHLB”) stock, at cost	4,046	4,901
Accrued interest receivable — loans	1,012	1,033
Accrued interest receivable — securities	576	559
Premises and equipment, net	3,076	2,162
Bank-owned life insurance	7,401	7,259
Goodwill	1,080	1,080
Real estate owned	569	569
Other assets	443	1,232
Deferred tax assets and tax credit carryforwards	2,788	2,527

Total assets	$273,495	$283,517

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	8,799	5,409
Interest-bearing	145,258	138,086

Total deposits	154,057	143,495

Borrowings	69,930	89,323
Advance payments by borrowers for taxes and insurance	399	254
Accrued interest payable – deposits	1,091	1,180
Accrued interest payable – borrowings	280	319
Other liabilities	2,534	2,521

Total liabilities	228,291	237,092

Minority interest in subsidiary	67	79

Stockholders’ equity:
Preferred stock $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock $0.01 par value; 20,000,000 shares authorized; 6,707,500 shares issued	67	67
Additional paid-in-capital	28,958	28,787
Retained earnings – substantially restricted	19,448	20,475
Accumulated other comprehensive loss, net of deferred taxes of $(358) and $(475)	(555)	(737)
Unearned Employee Stock Ownership Plan (“ESOP”)	(2,160)	(2,246)
Common stock held in treasury, at cost (66,300 and 0 shares)	(621)	—

Total stockholders’ equity	45,137	46,346

Total liabilities and stockholders’ equity	$273,495	$283,517

See Notes to the Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF (LOSS) INCOME (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands, except per share data)	2007	2006	2007	2006

Interest income:
Loans	$2,581	$2,501	$5,075	$4,939
Securities	969	784	1,994	1,594
Other interest-earning assets	158	115	277	189

Total interest income	3,708	3,400	7,346	6,722

Interest expense:
Deposits	1,249	915	2,417	1,749
Borrowings	809	888	1,765	1,837

Total interest expense	2,058	1,803	4,182	3,586

Net interest income	1,650	1,597	3,164	3,136

Provision for loan losses	30	20	75	40

Net interest income after provision for loan losses	1,620	1,577	3,089	3,096

Noninterest income:
Fees and service charges	101	95	196	183
Insurance commissions	340	326	931	880
Income from bank-owned life insurance	72	71	142	138
Net loss on securities held for trading	(1)	—	(1,410)	—
Net gain on sales of real estate owned	—	22	—	33
Other	4	28	7	33

Total noninterest income	516	542	(134)	1,267

Noninterest expense:
Compensation and employee benefits	1,366	1,178	2,793	2,327
Occupancy	278	208	531	405
FDIC insurance premiums	5	16	11	32
Data processing	95	77	185	152
Other	461	429	899	824

Total noninterest expense	2,205	1,908	4,419	3,740

Minority interest in net income of consolidated subsidiary	7	6	38	37

(Loss) income before income tax (benefit) expense	(76)	205	(1,502)	586
Income tax (benefit) expense	(18)	55	(475)	198

Net (loss) income	$(58)	$150	$(1,027)	$388

Earnings per share:
Basic and diluted	$(0.01)	$0.02	$(0.16)	$0.06

Weighted-average shares outstanding:
Basic	6,444,010	6,377,051	6,414,977	6,374,891
Diluted	6,448,038	6,377,051	6,419,483	6,374,891

See Notes to the Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS (UNAUDITED)

				Accumulated		Common
		Additional		Other		Stock	Total
	Common	Paid-in-	Retained	Comprehensive	Unearned	Held in	Stockholders’	Comprehensive
	Stock	Capital	Earnings	Loss	ESOP	Treasury	Equity	Income (Loss)
(Dollars in thousands)
Balance at January 1, 2006	$66	$28,648	$20,131	$(1,026)	$(2,419)	$—	$45,400
Comprehensive income:
Net income	—	—	388	—	—	—	388	$388
Unrealized loss on securities available-for-sale net of tax of $(308)	—	—	—	(478)	—	—	(478)	(478)

ESOP shares committed to be released	—	(2)	—	—	86	—	84

Total comprehensive loss								$(90)

Balance at June 30, 2006	$66	$28,646	$20,519	$(1,504)	$(2,333)	$—	$45,394

				Accumulated		Common
		Additional		Other		Stock	Total
	Common	Paid-in-	Retained	Comprehensive	Unearned	Held in	Stockholders’	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	ESOP	Treasury	Equity	Income (Loss)

Balance at January 1, 2007	$67	$28,787	$20,475	$(737)	$(2,246)	$—	$46,346
Comprehensive income:
Net loss	—	—	(1,027)	—	—	—	(1,027)	$(1,027)
Transfer of securities held for trading	—	—	—	857	—	—	857	857
Unrealized loss on securities available-for-sale net of tax of $(435)	—	—	—	(675)	—	—	(675)	(675)

Purchase of treasury stock	—	—	—	—	—	(611)	(611)
ESOP shares committed to be released	—	(6)	—	—	86	—	80
Stock-based compensation expense	—	170	—	—	—	—	170
Stock awards forfeited	—	7	—	—	—	(10)	(3)

Total comprehensive loss								$(845)

Balance at June 30, 2007	$67	$28,958	$19,448	$(555)	$(2,160)	$(621)	$45,137

See Notes to the Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
(Dollars in thousands)	2007	2006

Cash flows from operating activities
Net (loss) income	$(1,027)	$388
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Minority interest in net income of consolidated subsidiary	38	37
Provision for loan losses	75	40
Depreciation	181	135
Net loss on securities held for trading	1,410	—
Proceeds from sales of securities held for trading	40,483	—
Proceeds from principal repayments of securities held for trading	638	—
Net gain on sales of real estate owned	—	(33)
Net gain on sale of student loan portfolio	—	(26)
Net amortization of security premiums and loan costs	(651)	(125)
Non cash expense for ESOP	80	84
Non cash expense for stock-based compensation	170	—
Increase in bank-owned life insurance	(142)	(138)
Decrease in other assets	335	245
Decrease in other liabilities	(79)	(75)

Net cash provided by operating activities	41,511	532

Cash flows from investing activities
Net loan originations	(4,890)	(2,645)
Proceeds from sale of student loan portfolio	12	1,224
Proceeds from maturities of and principal repayments of securities available-for-sale	10,702	8,416
Purchases of securities available-for-sale	(37,330)	—
Purchases of premises and equipment	(1,095)	(166)
Decrease in FHLB stock, at cost	855	331
Proceeds from sales of other real estate owned	—	92

Net cash (used in) provided by investing activities	(31,746)	7,252

Cash flows from financing activities:
Net decrease in borrowings	(19,393)	(14,756)
Net increase in deposits	10,562	6,403
Increase in advance payments by borrowers for taxes and insurance	145	186
Purchases of treasury stock	(621)	—

Net cash used in financing activities	(9,307)	(8,167)

Net increase (decrease) in cash and cash equivalents	458	(383)
Cash and cash equivalents, beginning of period	4,432	6,332

Cash and cash equivalents, end of period	$4,890	$5,949

Supplemental cash flow information:
Cash paid for:
Interest on deposits and borrowings	$3,793	$3,456
Income tax expense	25	32
Transfer of securities from available-for-sale to held for trading	$42,531	$—

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
We operate as a community-oriented financial institution offering residential, multi-family and commercial mortgages, consumer loans and commercial business loans to individuals and businesses from nine locations in southwestern Pennsylvania. We conduct insurance brokerage activities through Exchange Underwriters, Inc. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.
The unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-QSB and, therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary to make the consolidated financial statements not misleading have been included. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. Certain items previously reported have been reclassified to conform with the current reporting period’s format. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year or any other interim period.
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
Note 3. Securities
The following table sets forth the amortized cost and fair value of securities available-for-sale at the dates indicated.

	June 30, 2007		December 31, 2006
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

Securities available-for-sale:
Government-Sponsored Enterprises	$25,069	$24,568	$30,475	$30,036
Mortgage-backed	17,441	17,331	14,892	14,885
REMICs	22,506	22,239	34,831	34,121
Corporate debt	4,002	3,967	4,010	3,954
Equities	49	49	49	49

Total securities available-for-sale	$69,067	$68,154	$84,257	$83,045

Note 4. Loans
The following table sets forth the composition of our loan portfolio at the dates indicated.

	June 30, 2007		December 31, 2006
(Dollars in thousands)	Amount	Percent	Amount	Percent

Real estate-mortgage
One-to-four family residential	$132,819	73.3%	$133,821	75.2%
Multi-family	14,154	7.8	18,410	10.3
Commercial	13,390	7.4	5,437	3.1

Total real estate-mortgage loans	160,363	88.5	157,668	88.6

Real estate-construction
Residential	3,206	1.8	5,021	2.8
Commercial	—	—	1,750	1.0

Total real estate-construction	3,206	1.8	6,771	3.8

Consumer
Home equity	12,209	6.7	9,470	5.3
Loans on savings accounts	410	0.2	493	0.3
Home improvement	318	0.2	381	0.2
Other	666	0.4	531	0.3

Total consumer loans	13,603	7.5	10,875	6.1

Commercial business	3,916	2.2	2,616	1.5

Total loans	$181,088	100.0%	$177,930	100.0%

Premium on loans purchased	377		465
Net deferred loan costs	446		432
Discount on loans purchased	(126)		(139)
Loans in process	(1,384)		(3,104)
Allowance for loan losses	(941)		(866)

Loans, net	$179,460		$174,718

NonPerforming Assets. The following table provides information with respect to our nonperforming assets at the dates indicated.

	June 30,	December 31,
(Dollars in thousands)	2007	2006

Nonaccrual loans:
Real estate – mortgage	$477	$592
Real estate – construction	—	—
Consumer	169	175
Commercial business	—	—

Total	646	767

Accruing loans past due 90 day or more
Real estate – mortgage	—	—
Real estate – construction	—	—
Consumer	—	—
Commercial business	—	—

Total	—	—

Total of nonaccrual and 90 days or more past due loans	646	767
Real estate owned	569	569

Total nonperforming assets	$1,215	$1,336

Troubled debt restructurings	—	—

Troubled debt restructurings and total nonperforming assets	$1,215	$1,336

Total nonperforming loans to total loans	0.36%	0.43%
Total nonperforming loans to total assets	0.24	0.27
Total nonperforming assets to total assets	0.44	0.47

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

	Three Months	Year	Three Months
	Ended	Ended	Ended
	June 30,	December 31,	June 30,
(Dollars in thousands)	2007	2006	2006

Allowance at beginning of period	$911	$800	$820
Provision for loan losses	30	84	20
Charge-offs	—	(18)	—
Recoveries	—	—	—

Net charge-offs	—	(18)	—

Allowance at end of period	$941	$866	$840

	Six Months	Year	Six Months
	Ended	Ended	Ended
	June 30,	December 31,	June 30,
(Dollars in thousands)	2007	2006	2006

Allowance at beginning of period	$866	$800	$800
Provision for loan losses	75	84	40
Charge-offs	—	(18)	—
Recoveries	—	—	—
Net charge-offs	—	(18)	—

Allowance at end of period	$941	$866	$840

Note 5. Deposits
The following table sets forth the balances of our deposit products at the dates indicated.

	June 30, 2007		December 31, 2006		June 30, 2006
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Noninterest-bearing demand deposits	$8,799	5.7%	$5,409	3.8%	$4,661	3.5%
Interest-bearing demand deposits	13,341	8.7	12,530	8.7	13,090	10.0
Savings accounts	25,145	16.3	26,525	18.5	29,186	22.2
Money market accounts	12,032	7.8	7,663	5.3	5,249	4.0
Certificates of deposit	94,740	61.5	91,368	63.7	79,114	60.3

Total deposits	$154,057	100.0%	$143,495	100.0%	$131,300	100.0%

Note 6. Borrowings
We utilize borrowings as a supplemental source of funds for loans and securities. The primary source of borrowings are FHLB advances and recently to a limited extent repurchase agreements. The following table sets forth information concerning our borrowings for the periods indicated.

	Six		Six
	Months	Year	Months
	Ended	Ended	Ended
	June 30,	December 31,	June 30,
(Dollars in thousands)	2007	2006	2006

Maximum amount outstanding at any month end during the period	$89,663	$98,766	$98,766
Average amounts outstanding during the period	82,659	90,308	93,811
Weighted average rate during the period	4.27%	4.04%	3.92%
Balance outstanding at end of period	$69,930	$89,323	$87,648
Weighted average rate at end of period	4.10%	4.22%	3.94%

Note 7. Earnings Per Share
Basic earnings per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Common stock equivalents include restricted stock awards and stock options. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. There was no dilution from stock options for the three and six months ended June 30, 2007. Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
(Dollars in thousands, except per share amounts)

Net (loss) income	$(58)	$150	$(1,027)	$388
Weighted-average shares outstanding:
Basic	6,444,010	6,377,051	6,414,977	6,374,891
Effect of dilutive stock options and restrictive stock awards	4,028	—	4,506	—

Diluted	6,448,038	6,377,051	6,419,483	6,374,891

Earnings per share:
Basic	$(0.01)	$0.02	$(0.16)	$0.06
Diluted	$(0.01)	$0.02	$(0.16)	$0.06

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
We operate as a community-oriented financial institution offering residential, multi-family and commercial mortgages, consumer loans and commercial business loans to individuals and businesses from nine locations in southwestern Pennsylvania, including a new branch located in the city of Washington that opened on June 21, 2007. We conduct insurance brokerage activities through an 80%-owned subsidiary.
FedFirst Financial Mutual Holding Company (“FFMHC”) is our federally chartered mutual holding company parent. As a mutual holding company, FFMHC is a non-stock company that has as its members the depositors of First Federal. FFMHC does not engage in any business activity other than owning a majority of the common stock of FedFirst Financial. So long as we remain in the mutual holding company form of organization, FFMHC will own a majority of the outstanding shares of FedFirst Financial.
Our website address is www.firstfederal-savings.com. Information on our website should not be considered a part of this Form 10-QSB.
Balance Sheet Analysis
Assets. Total assets at June 30, 2007 were $273.5 million, a decrease of $10.0 million, or 3.5%, from total assets of $283.5 million at December 31, 2006.
Securities available-for-sale decreased $14.9 million, or 17.9%, to $68.2 million. On April 19, 2007, the Company announced a restructuring of its securities portfolio through the sale of approximately $40.8 million of securities which were yielding an average of 4.08%. Approximately $30.8 million of the proceeds from the sale of these securities were reinvested in securities yielding an average of 5.44% and the remaining $10.0 million was utilized to pay maturing short-term FHLB borrowings. The purpose was to better position the Company for an uncertain interest rate environment, improve interest rate spread and net interest margin without increasing interest rate risk, and reduce leverage.
Loans, net, increased $4.7 million, or 2.7%, to $179.5 million at June 30, 2007 compared to $174.7 million at December 31, 2006. The increase was primarily the result of growth in commercial real estate, home equity, and commercial business loans. This increase was partially offset by paydowns on purchased multi-family loans and one-to-four family residential loans.
Liabilities. Total liabilities at June 30, 2007 were $228.3 million, compared to $237.1 million at December 31, 2006, a decrease of $8.8 million, or 3.7%.
Total deposits increased $10.6 million, or 7.4%, to $154.1 million at June 30, 2007 compared to $143.5 million at December 31, 2006. The increase in deposits was primarily in noninterest-bearing demand deposit, money market deposit, and short-term certificate of deposit accounts. This increase was partially offset by decreases in long-term certificate of deposit accounts. The increase in deposits has provided an opportunity for funding loan originations and paying down borrowings.
Borrowings decreased $19.4 million, or 21.7%, to $69.9 million at June 30, 2007 compared to $89.3 million at December 31, 2006. We were able to reduce our FHLB advances by utilizing funds received from security sales and paydowns and generation of deposits.
Stockholders’ Equity. Stockholders’ equity was $45.1 million at June 30, 2007, a decrease of $1.2 million from December 31, 2006. The decrease in stockholders’ equity was primarily due to a net loss for the six months ended June 30, 2007 of $1.0 million and the reacquisition of common stock, partially offset by a net change of $182,000 due to the transfer of securities into held for trading and the unrealized loss position of the security portfolio, the impact of compensation expense related to the 2006 Equity Incentive Plan, and the release of shares from the Employee Stock Ownership Plan (“ESOP”).
Results of Operations for the Three Months Ended June 30, 2007 and 2006
Overview. We had a net loss of $58,000 for the three months ended June 30, 2007, compared to net income of $150,000 for the same period in 2006. The decrease in net income is primarily the result of an increase in noninterest expense related to compensation and employee benefits.

	Three Months Ended
	June 30,
(Dollars in thousands)	2007	2006

Net (loss) income	$(58)	$150
Return on average assets	(0.08)%	0.22%
Return on average equity	(0.51)	1.32
Average equity to average assets	16.60	16.94
Net Interest Income. Net interest income for the three months ended June 30, 2007 increased $53,000 to $1.7 million. Net interest spread and net interest margin were 1.97% and 2.55%, respectively, for the three months ended June 30, 2007 compared to 2.02% and 2.52%, respectively, for the three months ended June 30, 2006. Higher market interest rates have put upward pressure on deposits and borrowing costs, further compressing net interest spread.
Interest income increased $308,000, or 9.1%, to $3.7 million for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 due to an increase in the average balance of interest-earning assets of $5.0 million and an increase of 37 basis points in yield. Interest income on loans increased $80,000 due to an increase of $3.6 million in the average balance. Interest income on securities increased $185,000 due to an increase of 113 basis points in yield partially offset by a decrease of $1.8 million in the average balance.
Interest expense increased $255,000, or 14.1%, to $1.7 million for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Interest expense on deposits increased $334,000, due to an increase of 59 basis points in cost as well as an increase of $16.6 million in the average balance. The increase in cost on deposits was related to the marketing of selected specials on short-term certificates and marketing of our performance money market deposit accounts. Interest expense on borrowings decreased $79,000 due to a decrease of $13.6 million in the average balance partially offset by an increase of 29 basis points in cost.

The following table summarizes changes in interest income and expense for the periods indicated.

	Three Months Ended
	June 30,
(Dollars in thousands)	2007	2006	% Change

Interest income:
Loans	$2,581	$2,501	3.2%
Securities	969	784	23.6
Other interest-earning assets	158	115	37.4

Total interest income	3,708	3,400	9.1

Interest expense:
Interest-bearing demand deposits	16	15	6.7
Savings accounts	64	74	(13.5)
Money market accounts	112	24	366.7
Certificates of deposit	1,057	802	31.8

Total interest-bearing deposits	1,249	915	36.5
Borrowings	809	888	(8.9)

Total interest expense	2,058	1,803	14.1

Net interest income	$1,650	$1,597	3.3%

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

	Three Months Ended June 30,
	2007			2006
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Assets:
Interest-earning assets:
Loans, net (1)(2)	$175,986	$2,581	5.87%	$172,362	$2,501	5.80%
Securities (3)	71,738	969	5.40	73,512	784	4.27
Other interest-earning assets	10,954	158	5.77	7,815	115	5.89

Total interest-earning assets	258,678	$3,708	5.73	253,689	$3,400	5.36

Noninterest-earning assets	17,670			15,248

Total assets	$276,348			$268,937

Liabilities and Stockholders’ equity:
Interest-bearing liablities:
Interest-bearing demand deposits	$13,137	$16	0.49%	$13,295	$15	0.45%
Savings accounts	25,418	64	1.01	29,599	74	1.00
Money market accounts	11,235	112	3.99	5,075	24	1.89
Certificates of deposit	92,755	1,057	4.56	77,983	802	4.11

Total interest-bearing deposits	142,545	1,249	3.50	125,952	915	2.91

Borrowings	76,519	809	4.23	90,082	888	3.94

Total interest-bearing liabilities	219,064	2,058	3.76	216,034	1,803	3.34

Noninterest-bearing liabilities	11,424			7,349

Total liabilities	230,488			223,383

Stockholders’ equity:	45,860			45,554

Total liabilities and stockholders’ equity	$276,348			$268,937

Net interest income		$1,650			$1,597

Interest rate spread (4)			1.97%			2.02%
Net interest margin (5)			2.55			2.52
Average interest-earning assets to average interest-bearing liablities			118.08%			117.43%

(1)	Amount is net of deferred loan costs, loans in process and estimated allowance for loan losses.

(2)	Amount includes nonaccrual loans in average balances only.

(3)	Amount does not include effect of unrealized gain (loss) on securities available-for-sale.

(4)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Three Months Ended June 30, 2007
	Compared To
	Three Months Ended June 30, 2006
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest and dividend income:
Loans, net	$50	$30	$80
Securities	(18)	203	185
Other interest-earning assets	45	(2)	43

Total interest-earning assets	77	231	308

Interest expense:
Deposits	133	201	334
Borrowings	(141)	62	(79)

Total interest-bearing liablities	(8)	263	255

Change in net interest income	$85	$(32)	$53

Provision for Loan Losses. There was a provision for loan losses of $30,000 for the three months ended June 30, 2007 as compared to $20,000 for the three months ended June 30, 2006. The increase in the overall allowance is a result of management’s decision to maintain the allowance for loan losses at a level deemed adequate based on the composition and growth in the loan portfolio.
Noninterest Income. The following table summarizes noninterest income for the periods indicated.

	Three Months Ended
	June 30,
(Dollars in thousands)	2007	2006	% Change

Fees and service charges	$101	$95	6.3%
Insurance commissions	340	326	4.3
Income from bank-owned life insurance	72	71	1.4
Net loss on securities held for trading	(1)	—	N/M
Net gain on sale of real estate owned	—	22	(100.0)
Other	4	28	(85.7)

Total noninterest income	$516	$542	(4.8)%
Noninterest income decreased $26,000 for the three months ended June 30, 2007. In the prior period, the Company recognized income related to the sales of a real estate owned asset and the majority of the student loan portfolio.

Noninterest Expense. The following table summarizes noninterest expense for the periods indicated.

	Three Months Ended
	June 30,
(Dollars in thousands)	2007	2006	% Change

Compensation and employee benefits	$1,366	$1,178	16.0%
Occupancy	278	208	33.7
FDIC insurance premiums	5	16	(68.8)
Data processing	95	77	23.4
Advertising	44	50	(12.0)
Professional services	146	130	12.3
Stationary, printing and supplies	34	34	—
Telephone	14	13	7.7
Postage	33	29	13.8
Correspondent bank fees	30	23	30.4
All other	160	150	6.7

Total noninterest expense	$2,205	$1,908	15.6%
Noninterest expense increased $297,000, or 15.6%, for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006. The increase is primarily related to compensation and benefits. The Company hired key personnel to complement existing staff and strengthen our retail operations sales force in connection with the openings of the Peters Township office in July 2006 and the Washington office in June 2007. The current three months ended also includes compensation expense related to awards under the 2006 Equity Incentive Plan which were granted in August 2006.
Income Tax (Benefit) Expense. Income tax benefit for the three months ended June 30, 2007 was $18,000 compared to income tax expense of $55,000 for the same period in 2006.
Results of Operations for the Six Months Ended June 30, 2007 and 2006
Overview. We had a net loss of $1.0 million for the six months ended June 30, 2007, compared to net income of $388,000 for the same period in 2006. The decrease in net income is primarily the result of the recognition of a $1.4 million loss related to the securities portfolio restructuring included in noninterest income in the current period.

	Six Months Ended
	June 30,
(Dollars in thousands)	2007	2006

Net (loss) income	$(1,027)	$388
Return on average assets	(0.73)%	0.29%
Return on average equity	(4.45)	1.71
Average equity to average assets	16.44	16.77
Net Interest Income. Net interest income for the six months ended June 30, 2007 increased $28,000 to $3.2 million. Net interest spread and net interest margin were 1.84% and 2.40%, respectively, for the six months ended June 30, 2007 compared to 1.98% and 2.45%, respectively, for the six months ended June 30, 2006. Higher market interest rates have put upward pressure on deposits and borrowing costs, further compressing net interest spread and net interest margin.
Interest income increased $624,000, or 9.3%, to $7.3 million for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 due to an increase in the average balance of interest-

earning assets of $7.7 million and an increase of 32 basis points in yield. Interest income on loans increased $136,000 due to an increase of $3.9 million in the average balance. Interest income on securities increased $400,000 due to an increase of 90 basis points in yield and $2.4 million in the average balance.
Interest expense increased $596,000, or 16.6%, for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. Interest expense on deposits increased $668,000, due to an increase of 63 basis points in cost as well as an increase of $16.2 million in the average balance. The increase in cost on deposits was related to the marketing of selected specials on short-term certificates and marketing of our performance money market deposit accounts. Interest expense on borrowings decreased $72,000 due to a decrease of $11.2 million in the average balance partially offset by an increase of 35 basis points in cost.
The following table summarizes changes in interest income and expense for the periods indicated.

	Six Months Ended
	June 30,
(Dollars in thousands)	2007	2006	% Change

Interest income:
Loans	$5,075	$4,939	2.8%
Securities	1,994	1,594	25.1
Other interest-earning assets	277	189	46.6

Total interest income	7,346	6,722	9.3

Interest expense:
Interest-bearing demand deposits	31	31	—
Savings accounts	128	148	(13.5)
Money market accounts	187	40	367.5
Certificates of deposit	2,071	1,530	35.4

Total interest-bearing deposits	2,417	1,749	38.2
Borrowings	1,765	1,837	(3.9)

Total interest expense	4,182	3,586	16.6

Net interest income	$3,164	$3,136	0.9%

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

	Six Months Ended June 30,
	2007			2006
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Assets:
Interest-earning assets:
Loans, net (1)(2)	$175,760	$5,075	5.77%	$171,844	$4,939	5.75%
Securities (3)	77,948	1,994	5.12	75,596	1,594	4.22
Other interest-earning assets	9,660	277	5.73	8,252	189	4.58

Total interest-earning assets	263,368	$7,346	5.58	255,692	$6,722	5.26

Noninterest-earning assets	17,181			15,393

Total assets	$280,549			$271,085

Liabilities and Stockholders’ equity:
Interest-bearing liablities:
Interest-bearing demand deposits	$13,067	$31	0.47%	$13,331	$31	0.47%
Savings accounts	25,829	128	0.99	29,918	148	0.99
Money market accounts	9,890	187	3.78	5,069	40	1.58
Certificates of deposit	92,136	2,071	4.50	76,425	1,530	4.00

Total interest-bearing deposits	140,922	2,417	3.43	124,743	1,749	2.80

Borrowings	82,659	1,765	4.27	93,811	1,837	3.92

Total interest-bearing liabilities	223,581	4,182	3.74	218,554	3,586	3.28

Noninterest-bearing liabilities	10,837			7,058

Total liabilities	234,418			225,612

Stockholders’ equity:	46,131			45,473

Total liabilities and stockholders’ equity	$280,549			$271,085

Net interest income		$3,164			$3,136

Interest rate spread (4)			1.84%			1.98%
Net interest margin (5)			2.40			2.45
Average interest-earning assets to average interest-bearing liablities			117.80%			116.99%

(1)	Amount is net of deferred loan costs, loans in process and estimated allowance for loan losses.

(2)	Amount includes nonaccrual loans in average balances only.

(3)	Amount does not include effect of unrealized gain (loss) on securities available-for-sale.

(4)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30, 2007
	Compared To
	Six Months Ended June 30, 2006
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest and dividend income:
Loans, net	$102	$34	$136
Securities	(298)	698	400
Other interest-earning assets	(17)	105	88

Total interest-earning assets	(213)	837	624

Interest expense:
Deposits	490	178	668
Borrowings	(383)	311	(72)

Total interest-bearing liablities	107	489	596

Change in net interest income	$(320)	$348	$28

Provision for Loan Losses. There was a provision for loan losses of $75,000 for the six months ended June 30, 2007 as compared to $40,000 for the six months ended June 30, 2006. The increase in the overall allowance is a result of management’s decision to maintain the allowance for loan losses at a level deemed adequate based on the composition and growth in the loan portfolio.
Noninterest Income. The following table summarizes noninterest income for the periods indicated.

	Six Months Ended
	June 30,
(Dollars in thousands)	2007	2006	% Change

Fees and service charges	$196	$183	7.1%
Insurance commissions	931	880	5.8
Income from bank-owned life insurance	142	138	2.9
Net loss on securities held for trading	(1,410)	—	N/M
Net gain on sale of real estate owned	—	33	(100.0)
Other	7	33	(78.8)

Total noninterest income	$(134)	$1,267	(110.6)%

Noninterest income decreased $1.4 million for the six months ended June 30, 2007. The decrease was attributable to a $1.4 million loss recorded as a result of the securities restructuring which was completed in April 2007. The Company sold $40.8 million of securities at an average yield of 4.08% and used the proceeds to purchase $30.8 million of securities yielding 5.44%. The remaining $10.0 million was utilized to pay maturing short-term Federal Home Loan Bank borrowings.

Noninterest Expense. The following table summarizes noninterest expense for the periods indicated.

	Six Months Ended
	June 30,
(Dollars in thousands)	2007	2006	% Change

Compensation and employee benefits	$2,793	$2,327	20.0%
Occupancy	531	405	31.1
FDIC insurance premiums	11	32	(65.6)
Data processing	185	152	21.7
Advertising	73	89	(18.0)
Professional services	284	249	14.1
Stationary, printing and supplies	65	68	(4.4)
Telephone	26	27	(3.7)
Postage	64	53	20.8
Correspondent bank fees	61	44	38.6
All other	326	294	10.9

Total noninterest expense	$4,419	$3,740	18.2%

Noninterest expense increased $679,000 , or 18.2%, for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. The increase is primarily related to compensation and benefits. The Company hired key personnel to complement existing staff and strengthen our retail operations sales force in connection with the openings of the Peters Township office in July 2006 and the Washington office in June 2007. The current six months ended also includes compensation expense related to awards under the 2006 Equity Incentive Plan which were granted in August 2006. Additionally, the Company increased occupancy costs related to the opening of the new offices.
Income Tax (Benefit) Expense. Income tax benefit for the six months ended June 30, 2007 was $475,000 compared to income tax expense of $198,000 for the same period in 2006. The benefit recorded for the six months ended June 30, 2007 was primarily the result of the securities portfolio restructuring.
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
Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2007, cash and cash equivalents totaled $4.9 million. Securities classified as available-for-sale totaled $68.2 which provides an additional source of liquidity. In addition, at June 30, 2007, we had the ability to borrow a total of approximately $192.6 million from the FHLB of Pittsburgh. On June 30, 2007, we had $64.4 million of FHLB advances outstanding.
At June 30, 2007, we had $6.7 million of commitments to lend, which was comprised of $3.3 million of mortgage loan commitments, $1.4 million of loans in process, $1.1 million of unused home equity lines of credit and $915,000 of unused commercial lines of credit. Certificates of deposit due within one year of June 30, 2007 totaled $66.1 million, or 69.8% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds including other certificates of deposit and borrowings. We believe, however, based on past experience, that a significant portion of our maturing certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2007, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.
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
For the six months ended June 30, 2007, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company made the following purchases of our common stock during the three months ended June 30, 2007.

			Total Number of
			Shares	Maximum
			Purchased as	Number of
	Total		Part of the	Shares that May
	Number of	Average	Publicly	Yet Be
	Shares	Price Paid	Announced	Purchased Under
Period	Purchased	per Share	Program (1)	the Program (1)
April 1-30, 2007	41,500	$9.34	41,500	112,000
May 1-31, 2007	15,000	9.52	15,000	97,000
June 1-30, 2007	8,800	9.20	8,800	88,200

Total	65,300	$9.36	65,300

(1)	On March 28, 2007, the Company announced that the board of directors had approved the repurchase of up to 153,500 shares of the Company’s outstanding common stock, which is approximately 5% of outstanding shares held by persons other than FFMHC. This repurchase program is scheduled to expire on September 30, 2007.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
The Annual Meeting of Shareholders of FedFirst Financial Corporation was held on May 16, 2007. Proxies were solicited pursuant to Section 14 (a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to the Company’s solicitations.
The following nominees proposed by the Board of Directors were elected as Directors for three-year terms expiring at the 2010 Annual Meeting:

Nominees	Votes For	Votes Withheld
Richard B. Boyer	5,969,204	372,600
John M. Kish	6,162,404	179,400
David L. Wohleber	6,154,383	187,421
A vote was taken on a proposal to ratify the appointment by the Board of Directors of the firm of Edwards Sauer & Owens, P.C. as independent auditors of FedFirst Financial Corporation for the fiscal year ending December 31, 2007 with the results as follows:

		Percent of Shares
Summary	Number	Represented at the Meeting
of Votes	of Shares	and Entitled to Vote
For	6,289,238	99.2%
Against	47,083	0.7%
Abstain	5,483	0.1%
Item 5. Other Information.
None.

Item 6. Exhibits
3.1	Amended and Restated Charter of FedFirst Financial Corporation (1)

3.2	Amended and Restated Bylaws of FedFirst Financial Corporation (2)

4.0	Specimen Stock Certificate of FedFirst Financial Corporation (1)

31.1	Rule 13a-14 (a) / 15d-14 (a) Certification (President and Chief Executive Officer)

31.2	Rule 13a-14 (a) / 15d-14 (a) Certification (Chief Financial Officer)

32.1	Certification of John G. Robinson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Robert C. Barry Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Exhibits to the Registration Statement on Form SB-2, and amendments thereto, initially filed on December 17, 2004, Registration No. 333-121405.

(2)	Incorporated herein by reference to the Exhibits to FedFirst Financial Corporation’s Form 10-QSB filed on November 9, 2006.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDFIRST FINANCIAL CORPORATION (Registrant)
Date: August 10, 2007	/s/ John G. Robinson
John G. Robinson
President and Chief Executive Officer

Date: August 10, 2007	/s/ Robert C. Barry Jr.
Robert C. Barry Jr.
Chief Financial Officer and Senior Vice President (Principal Financial Officer and Chief Accounting Officer)