Form 10QSB
period 2007-09-30
FedFirst Financial CORP
filed 2007-11-09
CIK 1308017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
(724) 684-6800
(Issuer’s telephone number)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 7, 2007, the issuer had 6,535,700 shares of common stock outstanding.
Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

FORM 10-QSB
INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	1

Consolidated Statements of Financial Condition at September 30, 2007 (Unaudited) and December 31, 2006	1

Consolidated Statements of (Loss) Income for the Three and Nine Months Ended September 30, 2007 and 2006 (Unaudited)	2

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive (Loss) Income for the Nine Months Ended September 30, 2007 and 2006 (Unaudited)	3

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 (Unaudited)	4

Notes to the Unaudited Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis or Plan of Operation	11

Item 3. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	23

Item 6. Exhibits	24

Signatures	25
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2007	2006
(Dollars in thousands)	(UNAUDITED)

Assets
Cash and cash equivalents:
Cash and due from banks	$1,560	$1,561
Interest-earning deposits	3,461	2,938

Total cash and cash equivalents	5,021	4,499

Securities available-for-sale	77,406	83,045
Loans, net	186,850	174,718
Federal Home Loan Bank (“FHLB”) stock, at cost	4,536	4,901
Accrued interest receivable — loans	1,022	1,033
Accrued interest receivable — securities	537	559
Premises and equipment, net	3,047	2,162
Bank-owned life insurance	7,471	7,259
Goodwill	1,080	1,080
Real estate owned	1,210	569
Other assets	412	1,165
Deferred tax assets and tax credit carryforwards	2,725	2,527

Total assets	$291,317	$283,517

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	9,212	5,409
Interest-bearing	145,352	138,086

Total deposits	154,564	143,495

Borrowings	87,606	89,323
Advance payments by borrowers for taxes and insurance	211	254
Accrued interest payable — deposits	1,142	1,180
Accrued interest payable — borrowings	356	319
Other liabilities	2,585	2,521

Total liabilities	246,464	237,092

Minority interest in subsidiary	81	79

Stockholders’ equity:
Preferred stock $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock $0.01 par value; 20,000,000 shares authorized; 6,707,500 shares issued	67	67
Additional paid-in-capital	29,001	28,787
Retained earnings — substantially restricted	19,101	20,475
Accumulated other comprehensive loss, net of deferred taxes of $(113) and $(475)	(176)	(737)
Unearned Employee Stock Ownership Plan (“ESOP”)	(2,117)	(2,246)
Common stock held in treasury, at cost (118,700 and 0 shares)	(1,104)	—

Total stockholders’ equity	44,772	46,346

Total liabilities and stockholders’ equity	$291,317	$283,517

See Notes to the Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF (LOSS) INCOME (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(Dollars in thousands, except per share data)	2007	2006	2007	2006

Interest income:
Loans	$2,689	$2,497	$7,764	$7,436
Securities	1,005	800	2,999	2,394
Other interest-earning assets	131	141	408	330

Total interest income	3,825	3,438	11,171	10,160

Interest expense:
Deposits	1,372	1,094	3,789	2,843
Borrowings	804	831	2,569	2,668

Total interest expense	2,176	1,925	6,358	5,511

Net interest income	1,649	1,513	4,813	4,649

Provision for loan losses	395	29	470	69

Net interest income after provision for loan losses	1,254	1,484	4,343	4,580

Noninterest income:
Fees and service charges	108	90	304	273
Insurance commissions	397	343	1,328	1,223
Income from bank-owned life insurance	70	68	212	206
Net loss on sales of securities	(2)	—	(1,412)	—
Net gain on sales of real estate owned	—	—	—	33
Other	2	2	9	35

Total noninterest income	575	503	441	1,770

Noninterest expense:
Compensation and employee benefits	1,485	1,191	4,278	3,518
Occupancy	301	217	832	622
FDIC insurance premiums	6	5	17	37
Data processing	94	73	279	225
Other	440	401	1,339	1,225

Total noninterest expense	2,326	1,887	6,745	5,627

Minority interest in net income of consolidated subsidiary	15	10	53	47

(Loss) income before income tax (benefit) expense	(512)	90	(2,014)	676
Income tax (benefit) expense	(165)	35	(640)	233

Net (loss) income	$(347)	$55	$(1,374)	$443

Earnings per share:
Basic and diluted	$(0.05)	$0.01	$(0.21)	$0.07

Weighted-average shares outstanding:
Basic	6,438,228	6,381,371	6,442,220	6,377,051
Diluted	6,438,228	6,430,545	6,442,220	6,424,826

See Notes to the Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

				Accumulated		Common
		Additional		Other		Stock	Total
	Common	Paid-in-	Retained	Comprehensive	Unearned	Held in	Stockholders’	Comprehensive
	Stock	Capital	Earnings	Loss	ESOP	Treasury	Equity	Income (Loss)
(Dollars in thousands)
Balance at January 1, 2006	$66	$28,648	$20,131	$(1,026)	$(2,419)	$—	$45,400
Comprehensive income:
Net income	—	—	443	—	—	—	443	$443
Unrealized gain on securities available-for-sale net of tax of $97	—	—	—	150	—	—	150	150

Issuance of common stock	1	—	—	—	—	—	1
ESOP shares committed to be released	—	(2)	—	—	129	—	127
Stock-based compensation expense	—	55	—	—	—	—	55

Total comprehensive income								$593

Balance at September 30, 2006	$67	$28,701	$20,574	$(876)	$(2,290)	$—	$46,176

				Accumulated		Common
		Additional		Other		Stock	Total
	Common	Paid-in-	Retained	Comprehensive	Unearned	Held in	Stockholders'	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	ESOP	Treasury	Equity	Income (Loss)

Balance at January 1, 2007	$67	$28,787	$20,475	$(737)	$(2,246)	$—	$46,346
Comprehensive income:
Net loss	—	—	(1,374)	—	—	—	(1,374)	$(1,374)
Transfer of securities held for trading net of tax of $553	—	—	—	857	—	—	857	857
Unrealized loss on securities available-for-sale net of tax of $(191)	—	—	—	(296)	—	—	(296)	(296)

Purchase of treasury stock	—	—	—	—	—	(1,125)	(1,125)
ESOP shares committed to be released	—	(10)	—	—	129	—	119
Stock-based compensation expense	—	246	—	—	—	—	246
Stock awards granted	—	(51)	—	—	—	51	—
Stock awards forfeited	—	29	—	—	—	(30)	(1)

Total comprehensive (loss)								$(813)

Balance at September 30, 2007	$67	$29,001	$19,101	$(176)	$(2,117)	$(1,104)	$44,772

See Notes to the Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
(Dollars in thousands)	2007	2006

Cash flows from operating activities:
Net (loss) income	$(1,374)	$443
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Minority interest in net income of consolidated subsidiary	53	47
Provision for loan losses	470	69
Depreciation	299	212
Net loss on sales of securities	1,412	—
Proceeds from sales of securities held for trading	40,483	—
Proceeds from principal repayments of securities held for trading	638	—
Net gain on sales of real estate owned	—	(33)
Net gain on sale of student loan portfolio	—	(26)
Net (amortization) accretion of security premiums and loan costs	(588)	69
Non cash expense for ESOP	119	127
Non cash expense for stock-based compensation	246	55
Increase in bank-owned life insurance	(212)	(204)
Decrease (increase) in other assets	75	(145)
Decrease in other liabilities	141	207

Net cash provided by operating activities	41,762	821

Cash flows from investing activities:
Net loan originations	(13,281)	(5,241)
Proceeds from sale of student loan portfolio	12	1,224
Proceeds from maturities of and principal repayments of securities available-for-sale	13,293	11,654
Proceeds from sales of securities available-for-sale	2,569	—
Purchases of securities available-for-sale	(51,219)	(12,670)
Purchases of premises and equipment	(1,184)	(343)
Decrease in FHLB stock, at cost	365	403
Proceeds from sales of other real estate owned	—	92

Net cash used in investing activities	(49,445)	(4,881)

Cash flows from financing activities:
Net decrease in borrowings	(1,717)	(15,310)
Net increase in deposits	11,069	17,804
(Decrease) increase in advance payments by borrowers for taxes and insurance	(43)	13
Stock awards granted, net of forfeits	21	—
Purchases of treasury stock	(1,125)	—

Net cash provided by financing activities	8,205	2,507

Net increase (decrease) in cash and cash equivalents	522	(1,553)
Cash and cash equivalents, beginning of period	4,499	6,346

Cash and cash equivalents, end of period	$5,021	$4,793

Supplemental cash flow information:
Cash paid for:
Interest on deposits and borrowings	$5,844	$5,306
Income tax expense	36	51
Transfer of securities from available-for-sale to held for trading	$42,531	$—
Real estate acquired in settlement of loans	$641	$—

See Notes to the Unaudited Consolidated Financial Statements

Notes to the Unaudited Consolidated Financial Statements
Note 1. Basis of Presentation/Nature of Operations
The accompanying Consolidated Financial Statements are unaudited and include the accounts of FedFirst Financial Corporation, a federally chartered holding company (“FedFirst Financial” or the “Company”), whose wholly owned subsidiaries are First Federal Savings Bank (the “Bank”), a federally chartered stock savings bank, and FedFirst Exchange Corporation (“FFEC”). FFEC has an 80% controlling interest in Exchange Underwriters, Inc. Exchange Underwriters, Inc. is a full-service, independent insurance agency that offers property and casualty, life, health, commercial liability, surety and other insurance products. The Company is a majority owned subsidiary of FedFirst Financial Mutual Holding Company (“FFMHC”), a federally chartered mutual holding company. FFMHC has virtually no operations and assets other than an investment in the Company, and is not included in these financial statements. All significant intercompany transactions have been eliminated.
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
The unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-QSB and, therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary to make the consolidated financial statements not misleading have been included. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. Certain items previously reported have been reclassified to conform with the current reporting period’s format. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year or any other interim period.
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
Note 3. Securities
The following table sets forth the amortized cost and fair value of securities available-for-sale at the dates indicated.

	September 30, 2007		December 31, 2006
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value

Securities available-for-sale:
Government-Sponsored Enterprises	$25,070	$25,056	$30,475	$30,036
Mortgage-backed	24,686	24,636	14,892	14,885
REMICs	23,892	23,766	34,831	34,121
Corporate debt	3,998	3,899	4,010	3,954
Equities	49	49	49	49

Total securities available-for-sale	$77,695	$77,406	$84,257	$83,045

Note 4. Loans
The following table sets forth the composition of our loan portfolio at the dates indicated.

	September 30, 2007		December 31, 2006
(Dollars in thousands)	Amount	Percent	Amount	Percent

Real estate-mortgage
One-to-four family residential	$136,237	71.9%	$133,821	75.2%
Multi-family	13,138	6.9	18,410	10.3
Commercial	14,092	7.4	5,437	3.1

Total real estate-mortgage loans	163,467	86.2	157,668	88.6

Real estate-construction
Residential	4,127	2.2	5,021	2.8
Commercial	—	—	1,750	1.0

Total real estate-construction	4,127	2.2	6,771	3.8

Consumer
Home equity	15,713	8.3	9,470	5.3
Loans on savings accounts	597	0.3	493	0.3
Home improvement	293	0.2	381	0.2
Other	655	0.3	531	0.3

Total consumer loans	17,258	9.1	10,875	6.1

Commercial business	4,821	2.5	2,616	1.5

Total loans	$189,673	100.0%	$177,930	100.0%

Premium on loans purchased	375		465
Net deferred loan costs	478		432
Discount on loans purchased	(121)		(139)
Loans in process	(2,537)		(3,104)
Allowance for loan losses	(1,018)		(866)

Loans, net	$186,850		$174,718

NonPerforming Assets. The following table provides information with respect to our nonperforming assets at the dates indicated.

	September 30,	December 31,
(Dollars in thousands)	2007	2006

Nonaccrual loans:
Real estate — mortgage	$950	$592
Real estate — construction	—	—
Consumer	161	175
Commercial business	—	—

Total	1,111	767

Accruing loans past due 90 days or more
Real estate — mortgage	—	—
Real estate — construction	—	—
Consumer	—	—
Commercial business	—	—

Total	—	—

Total of nonaccrual and 90 days or more past due loans	1,111	767
Real estate owned	1,210	569

Total nonperforming assets	$2,321	$1,336

Troubled debt restructurings	—	—

Troubled debt restructurings and total nonperforming assets	$2,321	$1,336

Total nonperforming loans to total loans	0.59%	0.43%
Total nonperforming loans to total assets	0.38	0.27
Total nonperforming assets to total assets	0.80	0.47

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

	Three Months	Year	Three Months
	Ended	Ended	Ended
	September 30,	December 31,	September 30,
(Dollars in thousands)	2007	2006	2006

Allowance at beginning of period	$941	$800	$840
Provision for loan losses	395	84	29
Charge-offs	(318)	(18)	(13)
Recoveries	—	—	—

Net charge-offs	(318)	(18)	(13)

Allowance at end of period	$1,018	$866	$856

	Nine Months	Year	Nine Months
	Ended	Ended	Ended
	September 30,	December 31,	September 30,
(Dollars in thousands)	2007	2006	2006

Allowance at beginning of period	$866	$800	$800
Provision for loan losses	470	84	69
Charge-offs	(318)	(18)	(13)

Recoveries	—	—	—

Net charge-offs	(318)	(18)	(13)

Allowance at end of period	$1,018	$866	$856

Note 5. Deposits
The following table sets forth the balances of our deposit products at the dates indicated.

	September 30, 2007		December 31, 2006		September 30, 2006
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Noninterest-bearing demand deposits	$9,212	6.0%	$5,409	3.8%	$4,705	3.3%
Interest-bearing demand deposits	12,675	8.2	12,530	8.7	12,470	8.7
Savings accounts	24,032	15.5	26,525	18.5	27,843	19.5
Money market accounts	13,590	8.8	7,663	5.3	5,201	3.6
Certificates of deposit	95,055	61.5	91,368	63.7	92,482	64.9

Total deposits	$154,564	100.0%	$143,495	100.0%	$142,701	100.0%

Note 6. Borrowings
We utilize borrowings as a supplemental source of funds for loans and securities. The primary source of borrowings are FHLB advances and, to a limited extent, repurchase agreements. The following table sets forth information concerning our borrowings for the periods indicated.

	Nine		Nine
	Months	Year	Months
	Ended	Ended	Ended
	September	December	September
(Dollars in thousands)	30, 2007	31, 2006	30, 2006

Maximum amount outstanding at any month end during the period	$89,663	$98,766	$98,766
Average amounts outstanding during the period	79,926	90,308	89,980
Weighted average rate during the period	4.29%	4.04%	3.95%
Balance outstanding at end of period	$87,606	$89,323	$87,094
Weighted average rate at end of period	4.37%	4.22%	4.09%

Note 7. Earnings Per Share
Basic earnings per common share is calculated by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Common stock equivalents include restricted stock awards and stock options. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. There was no dilution from stock options or stock awards for the three and nine months ended September 30, 2007. Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

(Dollars in thousands, except per share amounts)
Net (loss) income	$(347)	$55	$(1,374)	$443
Weighted-average shares outstanding:
Basic	6,438,228	6,381,371	6,442,220	6,377,051
Effect of dilutive stock options and restrictive stock awards	—	49,174	—	47,775

Diluted	6,438,228	6,430,545	6,442,220	6,424,826

Earnings per share:
Basic	$(0.05)	$0.01	$(0.21)	$0.07
Diluted	$(0.05)	$0.01	$(0.21)	$0.07

Note 8. Stock Based Compensation
On May 24, 2006, FedFirst Financial Corporation’s stockholders approved the 2006 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to promote the Company’s success and enhance its value by linking the personal interests of its employees, officers, directors and directors emeritus to those of the Company’s stockholders, and by providing participants with an incentive for outstanding performance. All of the Company’s employees, officers and directors are eligible to participate in the Plan. The Plan authorizes the granting of options to purchase shares of the Company’s stock, which may be non-statutory stock options or incentive stock options, and restricted stock which is subject to restrictions on transferability and subject to forfeiture. The Plan reserved an aggregate number of 453,617 shares of which 324,012 may be issued in connection with the exercise of stock options and 129,605 may be issued as restricted stock.
On July 24, 2007, a non-employee director was granted 3,000 restricted shares of common stock and 7,500 options to purchase shares of common stock. In addition, certain officers and key employees of the Company were awarded an aggregate of 2,500 restricted shares of common stock and 5,000 options to purchase shares of common stock. These awards vest over five years at a rate of 20% per year and the stock options have a 10 year contractual life from the date of grant. The Company’s common stock closed at $9.00 per share on July 24, 2007, which is the exercise price of the options granted on that date. The market value of the restricted stock awards was approximately $49,500, before the impact of income taxes. The estimated value of the stock options was $35,000, before the impact of income taxes. The per share weighted-average fair value of stock options granted with an exercise price equal to the market value on July 24, 2007 was $2.80 using the following Black-Scholes-Merton option pricing model assumptions: expected life of 7 years, expected dividend rate of 0%, risk-free interest rate of 4.87% and an expected volatility of 13%.
The Company recognizes expense associated with the awards over the five-year vesting period in accordance with SFAS No. 123(R), Share-Based Payment. Compensation expense recorded for the three months ended September 30, 2007 and 2006 was $79,000 and $55,000, respectively. Compensation expense recorded for the nine months ended September 30, 2007 and 2006 was $246,000 and $55,000, respectively. As of September 30, 2007 and 2006, there was $1.3 million and $1.6 million of total unrecognized compensation cost related to nonvested stock-based compensation. This compensation expense cost is expected to be recognized over the remaining service period of 4.75 years.

	Stock Options

		Weighted
	Number	Average
	of	Exercise
Stock-Based Compensation	Shares	Price

Outstanding at January 1, 2007	233,000	$10.11
Granted	12,500	9.00
Exercised or converted	—	—
Forfeited	6,000	10.11
Expired	—	—

Outstanding at September 30, 2007	239,500	$10.05

Exercisable at September 30, 2007	45,400	$10.11

	Stock Options		Restricted Stock Awards

	Number of	Fair-Value	Number of	Fair-Value
	Shares	Price	Shares	Price

Nonvested at January 1, 2007	233,000	$3.16	95,000	$10.11
Granted	12,500	2.80	5,500	9.00
Vested	45,400	3.16	18,400	10.11
Forfeited	6,000	3.16	3,000	10.11

Nonvested at September 30, 2007	194,100	$3.14	79,100	$10.03

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
Balance Sheet Analysis
Assets. Total assets at September 30, 2007 were $291.3 million, an increase of $7.8 million, or 2.8%, from total assets of $283.5 million at December 31, 2006.
Securities available-for-sale decreased $5.6 million, or 6.8%, to $77.4 million. On April 19, 2007, the Company announced a restructuring of its securities portfolio through the sale of approximately $40.8 million of securities which were yielding an average of 4.08%. Approximately $30.8 million of the proceeds from the sale of these securities were reinvested in securities yielding an average of 5.44% and the remaining $10.0 million was utilized to pay maturing short-term FHLB borrowings. The purpose was to better position the Company for an uncertain interest rate environment, improve interest rate spread and net interest margin without increasing interest rate risk, and reduce leverage. Since that time, the Company has purchased additional securities to complement the portfolio.
Loans, net, increased $12.1 million, or 6.9%, to $186.9 million at September 30, 2007 compared to $174.7 million at December 31, 2006. The increase was primarily the result of growth in commercial real estate, home equity, one-to-four family residential real estate, and commercial business loans partially offset by paydowns on multi-family loans.
Real estate owned increased $641,000 to $1.2 million at September 30, 2007 compared to $569,000 at December 31, 2006. This increase was the result of the Company taking possession of two multi-family properties in the purchased secondary market mortgage portfolio that were valued at $641,000 after $310,000 in charge-offs. This is a developing situation and appraisals are not yet available. In lieu of appraisals, Management evaluated the property values based on the information available and will continue to monitor and assess the value of these properties.

Liabilities. Total liabilities at September 30, 2007 were $246.5 million, compared to $237.1 million at December 31, 2006, an increase of $9.4 million, or 4.0%.
Total deposits increased $11.1 million, or 7.7%, to $154.6 million at September 30, 2007 compared to $143.5 million at December 31, 2006. The increase in deposits was primarily in money market deposit, noninterest-bearing demand deposit, and certificates of deposit accounts. The Company has offered promotional specials on money market and short-term certificates of deposit accounts to attract new customers with the intention to retain and build on such relationships in the future. Because of the promotional specials, we have experienced a shift from customers resulting in decreases in long-term certificates of deposit accounts. The overall increase in deposits has provided a source of funds to purchase securities and fund loans.
Borrowings decreased $1.7 million, or 1.9%, to $87.6 million at September 30, 2007 compared to $89.3 million at December 31, 2006. In April, 2007 we utilized funds received from the securities restructuring to reduce maturing short-term FHLB advances by $10 million. Since that time, additional borrowings have occurred to support funding of loans and securities purchases.
Stockholders’ Equity. Stockholders’ equity was $44.8 million at September 30, 2007, a decrease of $1.6 from December 31, 2006. The decrease in stockholders’ equity was primarily due to a net loss for the nine months ended September 30, 2007 of $1.4 million and the repurchase of common stock, partially offset by a net change of $561,000 due to the transfer of securities into held for trading and the unrealized loss position of the security portfolio, the impact of compensation expense related to the Equity Incentive Plan, and the release of shares from the Employee Stock Ownership Plan (“ESOP”).
Results of Operations for the Three Months Ended September 30, 2007 and 2006
Overview. We had a net loss of $347,000 for the three months ended September 30, 2007, compared to net income of $55,000 for the same period in 2006. The decrease in net income is primarily the result of an increase in noninterest expense related to compensation and employee benefits and an increase in the provision for loan losses partially offset by an increase in net interest income. For the three months ended September 30, 2007, the Company recorded a provision for loan losses of $395,000 compared to $29,000 for the same period in 2006. The increase in the provision is the result of loan growth, increased delinquencies, and a charge-off of $310,000 related to two multi-family loans in our purchased secondary market mortgage portfolio.

	Three Months Ended
	September 30,
(Dollars in thousands)	2007	2006

Net (loss) income	$(347)	$55
Return on average assets	(0.49)%	0.08%
Return on average equity	(3.07)	0.48
Average equity to average assets	16.03	16.81

Net Interest Income. Net interest income for the three months ended September 30, 2007 increased $136,000 to $1.6 million. Interest rate spread and net interest margin were 1.90% and 2.50%, respectively, for the three months ended September 30, 2007 compared to 1.83% and 2.36%, respectively, for the three months ended September 30, 2006. Despite higher market interest rates putting upward pressure on deposits and borrowing costs, the Company is seeing the benefits of the securities restructuring that occurred in April, 2007 through improved interest rate spread and net interest margin.
Interest income increased $387,000, or 11.3%, to $3.8 million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 due to an increase of 42 basis points in the average yield and an increase of $7.8 million in the average balance of interest-earning assets. Interest income on loans increased $192,000 due to an increase of $10.5 million in the average balance, primarily driven by increases in commercial real estate and home equity loans. Interest income on securities increased $205,000 due to an increase of 121 basis points in yield partially offset by a decrease of $1.1 million in the average balance. The securities restructuring in April, 2007 significantly improved the overall yield on the securities portfolio.
Interest expense increased $251,000, or 13.0%, to $2.2 million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. Interest expense on deposits increased $278,000, due to an increase of 44 basis points in cost as well as an increase of $14.2 million in the average balance. The increase in cost on deposits was related to the marketing of selected specials on short-term certificates and marketing of our performance money market deposit accounts. Interest expense on borrowings decreased $27,000 due to a decrease of $7.9 million in the average balance partially offset by an increase of 28 basis points in cost.
The following table summarizes changes in interest income and expense for the periods indicated.

	Three Months Ended
	September 30,
(Dollars in thousands)	2007	2006	% Change

Interest income:
Loans	$2,689	$2,497	7.7%
Securities	1,005	800	25.6
Other interest-earning assets	131	141	(7.1)

Total interest income	3,825	3,438	11.3

Interest expense:
Interest-bearing demand deposits	16	15	6.7
Savings accounts	62	72	(13.9)
Money market accounts	138	23	500.0
Certificates of deposit	1,156	984	17.5

Total interest-bearing deposits	1,372	1,094	25.4
Borrowings	804	831	(3.2)

Total interest expense	2,176	1,925	13.0

Net interest income	$1,649	$1,513	9.0%

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented and are expressed in annualized rates (dollars in thousands).

Three Months Ended September 30,
	2007			2006
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Assets:
Interest-earning assets:
Loans, net (1)(2)	$183,778	$2,689	5.85%	$173,231	$2,497	5.77%
Securities (3)	71,401	1,005	5.63	72,459	800	4.42
Other interest-earning assets	8,904	131	5.88	10,572	141	5.33

Total interest-earning assets	264,083	$3,825	5.79	256,262	$3,438	5.37
Noninterest-earning assets	17,613			15,120

Total assets	$281,696			$271,382

Liabilities and Stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$13,060	$16	0.49%	$12,865	$15	0.47%
Savings accounts	24,712	62	1.00	28,452	72	1.01
Money market accounts	13,137	138	4.20	4,665	23	1.97
Certificates of deposit	98,347	1,156	4.70	89,117	984	4.42

Total interest-bearing deposits	149,256	1,372	3.68	135,099	1,094	3.24

Borrowings	74,549	804	4.31	82,442	831	4.03

Total interest-bearing liabilities	223,805	2,176	3.89	217,541	1,925	3.54

Noninterest-bearing liabilities	12,737			8,220

Total liabilities	236,542			225,761

Stockholders’ equity:	45,154			45,621

Total liabilities and stockholders’ equity	$281,696			$271,382

Net interest income		$1,649			$1,513

Interest rate spread (4)			1.90%			1.83%
Net interest margin (5)			2.50			2.36
Average interest-earning assets to average interest-bearing liabilities			118.00%			117.80%

(1)	Amount is net of deferred loan costs, loans in process and estimated allowance for loan losses.

(2)	Amount includes nonaccrual loans in average balances only.

(3)	Amount does not include effect of unrealized gain (loss) on securities available-for-sale.

(4)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Three Months Ended September 30, 2007
	Compared To
	Three Months Ended September 30, 2006
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest and dividend income:
Loans, net	$157	$35	$192
Securities	(11)	216	205
Other interest-earning assets	(24)	14	(10)

Total interest-earning assets	122	265	387

Interest expense:
Deposits	120	158	278
Borrowings	(82)	55	(27)

Total interest-bearing liablities	38	213	251

Change in net interest income	$84	$52	$136

Provision for Loan Losses. There was a provision for loan losses of $395,000 for the three months ended September 30, 2007 as compared to $29,000 for the three months ended September 30, 2006. Management is maintaining the allowance for loan losses at a level deemed adequate based on the composition and growth in the loan portfolio. Net charge-offs were $318,000 for the three months ended September 30, 2007 compared to $13,000 for the three months ended September 30, 2006. Included in the current period is a $310,000 charge-off as a result of the Company taking possession of two multi-family loans in our purchased secondary market mortgage portfolio. Also contributing to the larger provision was growth in the loan portfolio, predominantly in commercial and home equity loans, and an increase in delinquencies in the mortgage portfolio.
Noninterest Income. The following table summarizes noninterest income for the periods indicated.

	Three Months Ended
	September 30,
(Dollars in thousands)	2007	2006	% Change

Fees and service charges	$108	$90	20.0%
Insurance commissions	397	343	15.7
Income from bank-owned life insurance	70	68	2.9
Net loss on sales of securities	(2)	—	N/M
Other	2	2	0.0

Total noninterest income	$575	$503	14.3%

Noninterest income increased $72,000 for the three months ended September 30, 2007, primarily attributable to a $54,000 rise in insurance commissions and an $18,000 increase in fees and service charges.

Noninterest Expense. The following table summarizes noninterest expense for the periods indicated.

	Three Months Ended
	September 30,
(Dollars in thousands)	2007	2006	% Change

Compensation and employee benefits	$1,485	$1,191	24.7%
Occupancy	301	217	38.7
FDIC insurance premiums	6	5	20.0
Data processing	94	73	28.8
Advertising	45	36	25.0
Professional services	129	114	13.2
Stationary, printing and supplies	32	45	(28.9)
Telephone	13	12	8.3
Postage	29	27	7.4
Correspondent bank fees	31	29	6.9
All other	161	138	16.7

Total noninterest expense	$2,326	$1,887	23.3%

Noninterest expense increased $439,000, or 23.3%, for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006. The increase is primarily related to compensation and benefits and occupancy costs. The current three months ended includes compensation expense related to a severance agreement with a former employee and compensation expense from the Equity Incentive Plan. The Company also hired key personnel to complement existing staff and to strengthen our retail operations sales force in connection with the opening of the Washington office in June 2007. The opening of this new office resulted in increased occupancy expenses for the current three months ended.
Income Tax (Benefit) Expense. Income tax benefit for the three months ended September 30, 2007 was $165,000 compared to income tax expense of $35,000 for the same period in 2006.
Results of Operations for the Nine Months Ended September 30, 2007 and 2006
Overview. The Company had a net loss of $1.4 million for the nine months ended September 30, 2007 compared to net income of $443,000 for the same period in 2006. The decrease in net income is primarily the result of the recognition of a $1.4 million loss related to the securities portfolio restructuring included in noninterest income in the current period. In addition, for the nine months ended September 30, 2007, the Company recorded a provision for loan losses of $470,000 compared to $69,000 for the same period in 2006. The increase in the provision is the result of loan growth, increased delinquencies, and a charge-off of $310,000 related to two multi-family loans in our purchased secondary market mortgage portfolio. Noninterest expense also increased $1.1 million for the nine months ended September 30, 2007 primarily due to increased compensation and occupancy costs. The rise in expenses was partially offset by an increase of $1.0 million in interest income for the nine months ended September 30, 2007.

	Nine Months Ended
	September 30,
(Dollars in thousands)	2007	2006

Net (loss) income	$(1,374)	$443
Return on average assets	(0.65)%	0.22%
Return on average equity	(4.00)	1.28
Average equity to average assets	16.30	16.93

Net Interest Income. Net interest income for the nine months ended September 30, 2007 increased $164,000 to $4.8 million. Interest rate spread and net interest margin were 1.86% and 2.43%, respectively, for the nine months ended September 30, 2007 compared to 1.92% and 2.42%, respectively, for the nine months ended September 30, 2006. The Company is realizing the benefits of the securities restructuring that occurred in April, 2007 that has resulted in an improved yield on the securities portfolio. However, higher market interest rates on borrowings and promotional specials on short-term certificates of deposits and money market accounts for the nine months ended have further compressed interest rate spread.
Interest income increased $1.0 million, or 10.0%, to $11.2 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 due to an increase in the average balance of interest-earning assets of $7.5 million and an increase of 36 basis points in yield. Interest income on loans increased $328,000 due to an increase of $6.2 million in the average balance, primarily driven by commercial real estate and home equity loans. Interest income on securities increased $605,000 due to an increase of 100 basis points in yield and $1.2 million in the average balance. The securities restructuring in April, 2007 significantly improved the overall yield on the securities portfolio.
Interest expense increased $847,000, or 15.4%, for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. Interest expense on deposits increased $946,000 due to an increase of $15.5 million in the average balance as well as an increase of 55 basis points in cost. The increase in cost on deposits was related to the marketing of selected specials on short-term certificates and marketing of our performance money market deposit accounts. Interest expense on borrowings decreased $99,000 due to a decrease of $10.1 million in the average balance partially offset by an increase of 34 basis points in cost.
The following table summarizes changes in interest income and expense for the periods indicated.

	Nine Months Ended
	September 30,
(Dollars in thousands)	2007	2006	% Change

Interest income:
Loans	$7,764	$7,436	4.4%
Securities	2,999	2,394	25.3
Other interest-earning assets	408	330	23.6

Total interest income	11,171	10,160	10.0

Interest expense:
Interest-bearing demand deposits	47	47	—
Savings accounts	191	220	(13.2)
Money market accounts	325	63	415.9
Certificates of deposit	3,226	2,513	28.4

Total interest-bearing deposits	3,789	2,843	33.3
Borrowings	2,569	2,668	(3.7)

Total interest expense	6,358	5,511	15.4

Net interest income	$4,813	$4,649	3.5%

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented and are expressed in annualized rates (dollars in thousands).

	Nine Months Ended September 30,

	2007			2006

		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Assets:
Interest-earning assets:
Loans, net (1)(2)	$178,462	$7,764	5.80%	$172,312	$7,436	5.75%
Securities (3)	75,742	2,999	5.28	74,539	2,394	4.28
Other interest-earning assets	9,459	408	5.75	9,350	330	4.71

Total interest-earning assets	263,663	$11,171	5.65	256,201	$10,160	5.29
Noninterest-earning assets	17,272			15,436

Total assets	$280,935			$271,637

Liabilities and Stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$13,065	$47	0.48%	$13,174	$47	0.48%
Savings accounts	25,452	191	1.00	29,424	220	1.00
Money market accounts	10,984	325	3.95	4,933	63	1.70
Certificates of deposit	94,229	3,226	4.56	80,702	2,513	4.15

Total interest-bearing deposits	143,730	3,789	3.51	128,233	2,843	2.96

Borrowings	79,926	2,569	4.29	89,980	2,668	3.95

Total interest-bearing liabilities	223,656	6,358	3.79	218,213	5,511	3.37

Noninterest-bearing liabilities	11,477			7,449

Total liabilities	235,133			225,662

Stockholders’ equity:	45,802			45,975

Total liabilities and stockholders’ equity	$280,935			$271,637

Net interest income		$4,813			$4,649

Interest rate spread (4)			1.86%			1.92%
Net interest margin (5)			2.43			2.42
Average interest-earning assets to average interest-bearing liabilities			117.89%			117.41%

(1)	Amount is net of deferred loan costs, loans in process and estimated allowance for loan losses.

(2)	Amount includes nonaccrual loans in average balances only.

(3)	Amount does not include effect of unrealized gain (loss) on securities available-for-sale.

(4)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30, 2007
	Compared To
	Nine Months Ended September 30, 2006

	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest and dividend income:
Loans, net	$241	$87	$328
Securities	(151)	756	605
Other interest-earning assets	(20)	98	78

Total interest-earning assets	70	941	1,011

Interest expense:
Deposits	493	453	946
Borrowings	(390)	291	(99)

Total interest-bearing liabilities	103	744	847

Change in net interest income	$(33)	$197	$164

Provision for Loan Losses. There was a provision for loan losses was $470,000 for the nine months ended September 30, 2007 as compared to $69,000 for the nine months ended September 30, 2006. Management is maintaining the allowance for loan losses at a level deemed adequate based on the composition and growth in the loan portfolio. Net charge-offs were $318,000 for the nine months ended September 30, 2007 compared to $13,000 for the nine months ended September 30, 2006. Included in the current period is a $310,000 charge-off as a result of the Company taking possession of two multi-family loans in our purchased secondary market mortgage portfolio. Also contributing to the larger provision was growth in the loan portfolio, predominantly in commercial and home equity loans, and an increase in delinquencies in the mortgage portfolio.
Noninterest Income. The following table summarizes noninterest income for the periods indicated.

	Nine Months Ended
	September 30,
(Dollars in thousands)	2007	2006	% Change

Fees and service charges	$304	$273	11.4%
Insurance commissions	1,328	1,223	8.6
Income from bank-owned life insurance	212	206	2.9
Net loss on sales of securities	(1,412)	—	N/M
Net gain on sale of real estate owned	—	33	(100.0)
Other	9	35	(74.3)

Total noninterest income	$441	$1,770	(75.1)%

Noninterest income decreased $1.3 million for the nine months ended September 30, 2007. The decrease was attributable to a $1.4 million loss recorded as a result of the securities restructuring which was completed in April 2007.

Noninterest Expense. The following table summarizes noninterest expense for the periods indicated.

	Nine Months Ended
	September 30,
(Dollars in thousands)	2007	2006	% Change

Compensation and employee benefits	$4,278	$3,518	21.6%
Occupancy	832	622	33.8
FDIC insurance premiums	17	37	(54.1)
Data processing	279	225	24.0
Advertising	118	124	(4.8)
Professional services	413	363	13.8
Stationary, printing and supplies	97	113	(14.2)
Telephone	40	39	2.6
Postage	94	81	16.0
Correspondent bank fees	92	73	26.0
All other	485	432	12.3

Total noninterest expense	$6,745	$5,627	19.9%

Noninterest expense increased $1.1 million, or 19.9%, for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006. The increase is primarily related to compensation and benefits. The 2007 period includes compensation expense related to a severance agreement with a former employee as well as compensation expense from the Equity Incentive Plan. The Company has also hired key personnel to complement existing staff and strengthen our retail operations sales force in connection with the openings of the Peters Township office in July 2006 and the Washington office in June 2007. Because of the opening of these new offices, the Company has incurred increased occupancy costs for the nine months ended September 30, 2007.
Income Tax (Benefit) Expense. Income tax benefit for the nine months ended September 30, 2007 was $640,000 compared to income tax expense of $233,000 for the same period in 2006. The benefit recorded for the nine months ended September 30, 2007 was primarily the result of the securities portfolio restructuring.
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
Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2007, cash and cash equivalents totaled $5.0 million. Securities classified as available-for-sale totaled $77.4 million, which provides an additional source of liquidity. In addition, at September 30, 2007, we had the ability to borrow approximately $181.1 million from the FHLB of Pittsburgh. On September 30, 2007, we had $82.1 million of FHLB advances outstanding.
At September 30, 2007, we had $7.5 million of commitments to lend, which was comprised of $2.5 million of loans in process, $625,000 of commercial business commitments, $550,000 of commercial real estate commitments, $488,000 of home equity loan commitments, $400,000 of mortgage loan commitments, $2.0 million of unused home equity lines of credit and $859,000 of unused commercial lines of credit. Certificates of deposit due within one year of September 30, 2007 totaled $66.8 million, or 70.3% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds including other certificates of deposit and borrowings. We believe, however, based on past experience, that a significant portion of our maturing certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2007, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.
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
For the nine months ended September 30, 2007, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company made the following purchases of its common stock during the three months ended September 30, 2007.

			Total Number	Maximum
			of Shares	Number of
	Total	Average	Purchased as Part	Shares that
	Number	Price	of the Publicly	May Yet Be
	of Shares	Paid per	Announced	Purchased Under
Period	Purchased	Share	Program(1)	the Program (1)
July 2007	11,200	$9.06	11,200	77,000
August 2007	14,700	9.16	14,700	62,300
September 2007	30,000	9.26	30,000	179,800

Total	55,900	$9.19	55,900

(1)	On March 28, 2007, the Company announced that the board of directors approved the repurchase of up to 153,500 shares of the Company’s outstanding common stock, which was approximately 5% of outstanding shares held by persons other than FFMHC on that date. This repurchase program was scheduled to expire on September 30, 2007, however, on September 27, 2007, the Company announced that the board of directors had approved an extension to this program. The remaining 32,300 shares under this program were repurchased on October 5, 2007 at an average cost of $9.24 per share.

On September 27, 2007, the Company also announced that the board of directors had approved a second program allowing the Company to repurchase up to 147,500 shares of the Company’s outstanding common stock, which was approximately 5% of outstanding shares held by persons other than FFMHC on that date. This repurchase program is scheduled to expire on March 31, 2008. No shares have been purchased under the second program as of September 30, 2007
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.

Item 6. Exhibits

3.1	Amended and Restated Charter of FedFirst Financial Corporation (1)
3.2	Amended and Restated Bylaws of FedFirst Financial Corporation (2)
4.0	Specimen Stock Certificate of FedFirst Financial Corporation (1)
31.1	Rule 13a-14 (a) / 15d-14 (a) Certification (President and Chief Executive Officer)
31.2	Rule 13a-14 (a) / 15d-14 (a) Certification (Chief Financial Officer)
32.1	Certification of John G. Robinson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Robert C. Barry Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Exhibits to the Registration Statement on Form SB-2, and amendments thereto, initially filed on December 17, 2004, Registration No. 333-121405.

(2)	Incorporated herein by reference to the Exhibits to FedFirst Financial Corporation’s Form 8-K filed on October 26, 2007.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDFIRST FINANCIAL CORPORATION (Registrant)
Date: November 9, 2007	/s/ John G. Robinson
John G. Robinson
President and Chief Executive Officer

Date: November 9, 2007	/s/ Robert C. Barry Jr.
Robert C. Barry Jr.
Chief Financial Officer and Senior Vice President (Principal Financial Officer and Chief Accounting Officer)