Form 10-K
period 2007-12-31
FedFirst Financial CORP
filed 2008-03-17
CIK 1308017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-51153
FEDFIRST FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

United States	25-1828028

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Donner at Sixth Street, Monessen, Pennsylvania	15062

(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: (724) 684-6800
Securities registered under Section 12(b) of the Exchange Act:

Common Stock, par value $0.01 per share	Nasdaq Stock Market LLC
Title of each class	Name of each exchange on which registered
Securities registered under Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 29, 2007 was approximately $23,637,000.
The number of shares outstanding of the registrant’s common stock as of March 11, 2008 was 6,479,100.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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
          Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include the following: interest rate trends; the general economic climate in the market area in which FedFirst Financial Corporation operates, as well as nationwide; FedFirst Financial Corporation’s ability to control costs and expenses; competitive products and pricing; loan delinquency rates and changes in federal and state legislation and regulation. Additional factors that may affect our results are discussed in this Annual Report on Form 10-K under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. FedFirst Financial Corporation assumes no obligation to update any forward-looking statements.
PART I
ITEM 1. BUSINESS
General
     FedFirst Financial Corporation (“FedFirst Financial” or the “Company”) is a federally chartered savings and loan holding company established in 1999 to be the holding company for First Federal Savings Bank (“First Federal” or the “Bank”). FedFirst Financial’s business activity is the ownership of the outstanding capital stock of First Federal.
     First Federal is a federally chartered savings bank. We operate as a community-oriented financial institution offering residential, multi-family and commercial mortgages, consumer loans and commercial business loans to individuals and businesses from nine locations in southwestern Pennsylvania. We conduct insurance brokerage activities through an 80%-owned subsidiary.
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
     On April 6, 2005, FedFirst Financial completed its initial public offering. The Company sold 2,975,625 shares of common stock, par value $0.01. In connection with the offering, the Company also sold 3,636,875 shares of common stock to FFMHC at $0.01 per share. As a result, FFMHC owned 55% of the Company’s original issuance of common stock. Proceeds from the offering totaled $28.7 million, net of stock issuance costs of approximately $1.1 million.
     On September 21, 2006 the Company issued 95,000 shares of common stock in conjunction with the FedFirst Financial Corporation 2006 Equity Incentive Plan. As a result, the issued shares outstanding increased to 6,707,500 which reduced FFMHC’s ownership to 54% of the Company’s common stock.
     Our website address is www.firstfederal-savings.com. Information on our website should not be considered a part of this Annual Report on Form 10-K.

Market Area
     Our primary market area is the mid-Monongahela Valley, which is located in the southern suburban area of metropolitan Pittsburgh. Our nine banking offices are located in Fayette, Washington and Westmoreland counties. Generally, our offices are located in small industrial communities that, in the past, relied extensively on the steel industry. Until the mid-1970s, these communities flourished. However, in the past 30 years, the economy of the mid-Monongahela Valley has diminished in direct correlation with the decline in the United States steel industry. With the decline of the steel industry, Fayette, Washington and Westmoreland counties now have smaller and more diversified economies, with employment in services constituting the primary source of employment in all three counties.
     In the past, the communities in which our offices are located provided a stable customer base for traditional thrift products, such as passbook savings, certificates of deposit and residential mortgages. Following the closing of the area’s steel mills, population and employment trends declined. The population in many of the smaller communities in our market area continues to shrink as the younger population leaves to seek better and more reliable employment. As a result, the median age of our customers has been increasing. With an aging customer base and little new real estate development, the lending opportunities in our primary market area are limited. To counter these trends, we expanded into communities that are experiencing population growth and economic expansion. In March 2006, we entered into a five-year lease for a branch in Peters Township in Washington County, which opened in July 2006. In January 2007, we entered into a 10-year lease for a branch located in the downtown area of Washington, Pennsylvania, which opened in June 2007.
Competition
     We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market area and from other financial service companies, such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2007, which is the most recent date for which data is available from the FDIC, we held approximately 0.26% of the deposits in the Pittsburgh metropolitan area. Banks owned by The PNC Financial Services Group, Inc., National City Corporation and Citizens Financial Group, Inc., all of which are large bank holding companies, also operate in our market area. These institutions are significantly larger than us and, therefore, have significantly greater resources.
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
     We have purchased newly originated single family mortgage loans in the past to supplement our origination activities. The properties securing the loans are located throughout the country. We underwrote all of the purchased loans to the same standards as loans originated by us. We may purchase additional loans in the future to supplement our origination activities. At December 31, 2007, purchased residential loans totaled $35.0 million.
     While one-to-four family residential real estate loans are normally originated with up to 30-year terms, such loans may remain outstanding for shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.
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
     Commercial and Multi-Family Real Estate Loans. We offer fixed and floating rate mortgage loans secured by commercial property and multi-family real estate. Our commercial and multi-family real estate loans are generally secured by apartment buildings, office buildings, or manufacturing facilities. In addition to originating these loans, we also participate in loans originated at other financial institutions in the region.
     We originate a variety of fixed and floating rate commercial and multi-family real estate loans with terms up to 25 years. Loans are secured by first mortgages, and amounts generally do not exceed 80% of the property’s appraised value.
     As part of our efforts to increase our loan portfolio, we had purchased newly originated multi-family real estate loans prior to 2006. The properties securing the loans are located in 9 states throughout the country. We desired geographic diversification among the purchased loans so that we would not concentrate exposure to changes in any particular local or regional economy. We underwrote all of the purchased loans to the same standards as loans originated by us. At December 31, 2007, purchased multi-family real estate loans totaled $10.9 million.
     At December 31, 2007, our largest commercial or multi-family real estate loan was $1.8 million and was secured by multi-family apartment buildings. This loan was performing in accordance with its original terms at December 31, 2007.

     At December 31, 2007, loan participations totaled $5.5 million. All of the properties securing these loans are located in the Pittsburgh metropolitan area. Our largest participation loan was $1.1 million and we are a 12.5% participant.
     Construction Loans. We may originate loans to individuals and, to a lesser extent, builders to finance the construction of residential dwellings. We also make construction loans for commercial development projects, including apartment buildings, and owner-occupied properties used for businesses. Our residential construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 months. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Loans generally can be made with a maximum loan-to-value ratio of 97% on residential construction and 80% on commercial construction. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan.
     At December 31, 2007, our largest outstanding residential construction loan commitment was for $1.0 million, of which substantially the entire amount had been disbursed. At December 31, 2007, there were no outstanding commercial construction loan commitments. These loans were performing in accordance with their original terms at December 31, 2007.
     Commercial Business Loans. We originate commercial business loans to professionals, individuals, and small businesses in our market area. We offer installment loans for a variety of business needs including capital improvements and equipment acquisition. These loans are secured by business assets such as accounts receivable, inventory, and equipment, and are typically backed by the personal guarantee of the borrower. We originate working capital lines of credit to finance the short-term needs of businesses. These credit lines are repaid by seasonal cash flows from operations.
     When evaluating commercial business loans, we perform a detailed financial analysis of the borrower and/or guarantor which includes but is not limited to: cash flow analysis, debt service capabilities, review of industry (geographic and economic conditions) and collateral analysis.
     At December 31, 2007, our largest commercial business loan relationship was a $1.9 million line of credit, of which $457,000 was outstanding. This loan was performing in accordance with its original terms at December 31, 2007.
     Consumer Loans. Our consumer loans include home equity lines of credit, home equity installment loans, home improvement loans, loans on savings accounts, and personal lines of credit.
     The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.
     We offer home equity installment loans and home equity lines of credit with a maximum combined loan-to-value ratio of 100%. During 2007, the Company discontinued offering home equity installment loans with a maximum loan-to-value ratio of 125%. Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate as reported in The Wall Street Journal. Home equity installment loans have fixed interest rates and terms that range up to 30 years.
     We offered home improvement loans in amounts up to $25,000. These loans had fixed interest rates and terms that ranged up to 20 years. Our home improvement loans were made under the U.S. Department of Housing and Urban Development’s Title I program and are insured by the Federal Housing Administration against the risk of default for up to 90% of the loan amount.
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
     Commercial and Multi-Family Real Estate Loans. Loans secured by commercial and multi-family real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential mortgage loans. Of primary concern in commercial and multi-family real estate lending is the borrower’s creditworthiness and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flow on income properties, we require borrowers and guarantors, if any, to provide annual financial statements regarding the commercial and multi-family real estate. In reaching a decision on whether to grant a commercial or multi-family real estate loan, we consider the cash flow of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. We also may look to the financial strength of any related entities in approving the request.
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
     Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are calling efforts, existing customers, walk-in traffic, loan brokers, advertising and referrals from customers. We advertise in newspapers that are widely circulated in the Pittsburgh metropolitan area. Accordingly, when our rates are competitive, we attract loans from throughout the Pittsburgh area. We generally originate loans for our portfolio and have not sold any loans in recent years with the exception of the sale of a majority of our student loan portfolio in 2006. Prior to 2006, we had purchased loans to supplement our own loan originations.
     Loan Approval Procedures and Authority. Our lending activities follow written, nondiscriminatory, underwriting standards and loan origination procedures established by our Board of Directors and management. The Board of Directors has granted certain loan approval authority to a committee of officers. The loan committee approves all one-to-four family mortgages, construction loans and all consumer loans which exceed the authority level of certain officers of the Company. All commercial loans over $500,000 and loans or extensions to insiders require the approval of the Board of Directors. Certain officers of the Company may approve commercial loans up to $250,000 or as a group up to $500,000.
     Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15.0% of our unimpaired capital and surplus. At December 31, 2007, our regulatory limit on loans to one borrower was $4.5 million. At that date, our largest lending relationship was $2.0 million in commercial business loans. These loans were performing in accordance with their original terms at December 31, 2007.
     Loan Commitments. We issue commitments for fixed and adjustable-rate mortgage and commercial loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 45 days.
Investment Activities
     We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, Government-sponsored enterprise securities and securities of various federal agencies and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in corporate securities and mutual funds. We also are required to maintain an investment in Federal Home Loan Bank (“FHLB”) of Pittsburgh stock. While we have the authority under applicable law and our investment policies to invest in derivative securities, we had no such investments at December 31, 2007.
     At December 31, 2007, our investment portfolio consisted primarily of Government-sponsored enterprise securities, mortgage-backed securities issued primarily by Fannie Mae, Freddie Mac and Ginnie Mae, guaranteed REMIC pass-through certificates and corporate debt securities.
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
Insurance Activities
     We conduct insurance brokerage activities through our 80%-owned subsidiary, Exchange Underwriters, Inc., which we acquired in 2002. Exchange Underwriters is a full-service, independent insurance agency that offers property and casualty, commercial general liability, surety and other insurance products. Exchange Underwriters has agents and brokers licensed in more than 35 states. Exchange Underwriters generates revenues primarily from commissions paid by insurance companies with respect to the placement of insurance products.
Deposit Activities and Other Sources of Funds
     General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.
     Deposit Accounts. Substantially all of our depositors are residents of Pennsylvania. Deposits are attracted from within our market area through the offering of a broad selection of deposit products, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), statement savings accounts and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, liquidity needs, profitability, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates on all types of deposit products.
     In addition to accounts for individuals, we also offer deposit accounts designed for the businesses operating in our market area. Our business banking deposit products include commercial checking accounts, money market accounts and remote electronic deposit.
     Borrowings. We utilize advances from the FHLB and, to a limited extent, repurchase agreements to supplement our supply of investable funds. The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States or Government-sponsored enterprises), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness.
Personnel
     At December 31, 2007, we had 87 full-time employees and six part-time employees, including employees of our insurance agency subsidiary, none of whom is represented by a collective bargaining unit.
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

EXECUTIVE OFFICERS OF THE REGISTRANT
     The Board of Directors annually elects the executive officers of FFMHC, FedFirst Financial and First Federal, who serve at the Board’s discretion. Our executive officers are:

Name	Position

John G. Robinson	President and Chief Executive Officer of FFMHC, FedFirst Financial and First Federal

Patrick G. O’Brien	Executive Vice President and Chief Operating Officer of FFMHC, FedFirst Financial and First Federal

Robert C. Barry, Jr.	Senior Vice President and Chief Financial Officer of FFMHC, FedFirst Financial and First Federal

Richard B. Boyer	Vice President – Insurance of First Federal; President of Exchange Underwriters, Inc.

Henry B. Brown III	Vice President – Consumer and Mortgage Lending of First Federal

Geraldine A. Ferrara	Vice President – Branch Sales and Administration of First Federal

Jennifer L. George	Vice President – Assistant Controller of First Federal

Jamie L. Prah	Vice President – Controller and Treasurer of First Federal and Vice President of FFMHC and FedFirst Financial

DaCosta Smith, III	Vice President – Human Resources of First Federal and Vice President of FFMHC and FedFirst Financial
     Below is information regarding our executive officers who are not also directors. Ages presented are as of December 31, 2007.
     Patrick G. O’Brien has served as Executive Vice President and Chief Operating Officer of FedFirst Financial and First Federal since September 2005. Prior to working with FedFirst Financial, Mr. O’Brien served as Regional President and Senior Lender – Commercial Lending with WesBanco Bank, Inc., Washington, Pennsylvania, from March 2002 to August 2005. Before serving with WesBanco Bank, Mr. O’Brien was Senior Vice President of Commercial Lending with Wheeling National Bank from August 1999 to March 2002, and Vice President and District Manager (Retail Banking) at PNC from 1993 to 1999. Age 46.
     Robert C. Barry, Jr. has served as the Senior Vice President and Chief Financial Officer of FedFirst Financial and First Federal since April 1, 2006. Prior to working with FedFirst Financial, Mr. Barry served as Senior Vice President of the PNC Financial Services Group, Inc. Age 64.
     Henry B. Brown III has served as Vice President of First Federal since August 2007. Prior to working with First Federal, Mr. Brown served as Senior Vice President – Treasury Management at WesBanco Bank, Inc. from May 2005 to August 2007 and as Owner/Partner of Good Deeds, Inc., a real estate services firm, from May 2002 to May 2005. Prior to working as Owner/Partner of Good Deeds, Inc., Mr. Brown held several positions at PNC Bank until February 2002. Age 56.
     Geraldine A. Ferrara joined First Federal in October 2005 as Vice President – Consumer Sales Manager. In August 2006, she was named Vice President – Branch Sales and Administration. Prior to working with First Federal, Ms. Ferrara served as Vice President – Market Manager at PNC Bank from June 2004 to October 2005 and as Vice President – Sector Service Manager from July 1999 to May 2004. Age 56.
     Jennifer L. George has served as Vice President of First Federal since July 2007 and Assistant Controller since January 2006. Prior to working with First Federal, Ms. George served as Accounts Payable Manager with Del Monte Foods from April 2005 to December 2005 and Accounting Manager at First Commonwealth, formerly Great American Federal, from January 2003 to December 2004. Age 36.
     Jamie L. Prah has served as Vice President – Controller and Treasurer of First Federal since February

2005. Prior to working with First Federal, Mr. Prah served as Corporate Controller of North Side Bank from July 2004 to February 2005. Before serving with North Side Bank, Mr. Prah was Vice President and Controller of Great American Federal from May 2002 to June 2004 and Assistant Vice President – Internal Audit from May 2000 to May 2002. Age 37.
     DaCosta Smith, III has served as the Vice President – Director of Human Resources for First Federal since 1992. Age 52.
REGULATION AND SUPERVISION
General
     First Federal, as an insured federal savings association, is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision (“OTS”), as its primary federal regulator, and the Federal Deposit Insurance Corporation (“FDIC”), as its deposits insurer. First Federal is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the FDIC. First Federal must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings associations. There are periodic examinations by the OTS and, under certain circumstances, the FDIC to evaluate First Federal’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on FedFirst Financial, FFMHC and First Federal and their operations. FedFirst Financial and FFMHC, as savings and loan holding companies, are required to file certain reports with, are subject to examination by, and otherwise must comply with the rules and regulations of the OTS. FedFirst Financial is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.
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
Regulation of Federal Savings Associations
     Business Activities. Federal law and regulations govern the activities of federal savings banks, such as First Federal. Those laws and regulations delineate the nature and extent of the business activities in which federal savings associations may engage. In particular, certain lending authority for federal savings associations, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.
     Capital Requirements. The OTS’s capital regulations require federal savings associations to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.
     The risk-based capital standard requires federal savings institutions to maintain Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier I) capital is generally defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary (Tier II) capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.
     The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2007 First Federal met each of these capital requirements. See Note 10 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
     Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings association that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings association that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the OTS is required to appoint a receiver or conservator within specified time frames for an association that is “critically undercapitalized.” An association must file a capital restoration plan with the OTS within 45 days of the date it receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.
     Loans to One Borrower. Federal law provides that savings associations are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.
     Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that a savings institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard.
     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OTS is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution if, like First Federal, it is a subsidiary of a holding company. If First Federal’s capital were ever to fall below its regulatory requirements or the OTS notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice.
     Qualified Thrift Lender Test. Federal law requires savings associations to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, but also defined to include education, credit card and small business loans) in at least nine months out of each twelve-month period. Legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”
     A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2007, First Federal maintained 83.55% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.
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
     Enforcement. The OTS has primary enforcement responsibility over federal savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.
     Assessments. Federal savings banks are required to pay assessments to the OTS to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, financial condition and complexity of its portfolio. The OTS assessments paid by First Federal for the year ended December 31, 2007 totaled $78,000.
     Insurance of Deposit Accounts. Deposits of First Federal are insured by the Deposit Insurance Fund of the FDIC. The FDIC determines insurance premiums based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. Recent legislation eliminated the minimum 1.25% reserve ratio for the insurance funds, the mandatory assessments when the ratio fall below 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%. The FDIC has the ability to adjust the new insurance fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year. The FDIC has adopted regulations that set assessment rates that took effect at the beginning of 2007. The new assessment rates for most banks vary between five cents and seven cents for every $100 of deposits. A change in insurance premiums could have an adverse effect on the operating expenses and results of operations of First Federal. We cannot predict what insurance assessment rates will be in the future. Assessment credits have been provided to institutions that paid high premiums in the past. As a result, First Federal will have credits to offset a portion of its premiums in 2008.
     Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.
     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.
     FHLB System. First Federal is a member of the FHLB System, which consists of twelve regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. First Federal, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB. First Federal was in compliance with this requirement with an investment in FHLB stock at December 31, 2007 of $5.1 million. FHLB advances must be secured by specified types of collateral.
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
     Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain noninterest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $43.9 million; a 10% reserve ratio is applied above $43.9 million. The first $9.3 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually. First Federal complies with the foregoing requirements.

Holding Company Regulation
     General. FedFirst Financial and FFMHC are savings and loan holding companies within the meaning of federal law. As such, they are registered with the OTS and are subject to OTS regulations, examinations, supervision, reporting requirements and regulations concerning corporate governance and activities. In addition, the OTS has enforcement authority over FedFirst Financial and FFMHC and their non-savings association subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to First Federal.
     Restrictions Applicable to Mutual Holding Companies. According to federal law and OTS regulations, a mutual holding company, such as FFMHC, may generally engage in the following activities: (1) investing in the stock of a bank; (2) acquiring a mutual association through the merger of such association into a bank subsidiary of such holding company or an interim bank subsidiary of such holding company; (3) merging with or acquiring another holding company, one of whose subsidiaries is a bank; and (4) any activity approved by the Federal Reserve Board for a bank holding company or financial holding company or previously approved by the OTS for multiple savings and loan holding companies. In addition, mutual holding companies may engage in activities permitted for financial holding companies. Financial holding companies may engage in a broad array of financial service activities including insurance and securities.
     Federal law prohibits a savings and loan holding company, including a federal mutual holding company, from directly or indirectly, or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings association, or its savings and loan holding company, without prior written approval of the OTS. Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law, or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings associations, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.
     The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, except: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (2) the acquisition of a savings association in another state if the laws of the state of the target savings association specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.
     Although FedFirst Financial and FFMHC are not currently subject to regulatory capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on First Federal. First Federal must notify the OTS 30 days before declaring any dividend and comply with the additional restrictions described below. In addition, the financial impact of FedFirst Financial and FFMHC on First Federal is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of First Federal.
     Stock Holding Company Subsidiary Regulation. The OTS has adopted regulations governing the two-tier mutual holding company form of organization and subsidiary stock holding companies that are controlled by mutual holding companies. FedFirst Financial is the stock holding company subsidiary of FFMHC. FedFirst Financial is permitted to engage in activities that are permitted for FFMHC subject to the same restrictions and conditions.
     Waivers of Dividends by FFMHC. OTS regulations require FFMHC to notify the agency if it proposes to waive receipt of dividends from FedFirst Financial. The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members.
     Conversion of FFMHC to Stock Form. OTS regulations permit FFMHC to convert from the mutual form of organization to the capital stock form of organization. There can be no assurance of when, if ever, a conversion transaction will occur. In a conversion transaction, a new holding company would be formed as the successor to FedFirst Financial, FFMHC’s corporate existence would end, and certain depositors of First Federal would receive the right to subscribe for additional shares of the new holding company. In a conversion transaction, each share of common stock held by stockholders other than FFMHC would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio determined at the time of conversion that ensures that stockholders other than FFMHC own the same percentage of common stock in the new holding company as they owned in FedFirst Financial immediately before such conversion. The total number of shares held by stockholders other than FFMHC after a conversion transaction would be increased by any purchases by such stockholders in the stock offering conducted as part of the conversion transaction.
     Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings association. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the OTS. Under the Change in Bank Control Act, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.
FEDERAL AND STATE TAXATION
Federal Income Taxation
     General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2003. For its 2007 year, First Federal’s maximum federal income tax rate was 34%.
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
     Bad Debt Reserves. For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and requires savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $2.0 million of our accumulated bad debt reserves would not be recaptured into taxable income unless First Federal makes a “non-dividend distribution” to FedFirst Financial as described below.
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
State Taxation
     FedFirst Financial and its non-thrift Pennsylvania subsidiaries are subject to the Pennsylvania Corporation Net Income Tax and Capital Stock and Franchise Tax. The state Corporate Net Income Tax rate for fiscal years ended 2007, 2006, and 2005 was 9.99% and was imposed on FedFirst Financial’s and its non-thrift subsidiaries’ unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of 0.389% of a corporation’s capital stock value, which is determined in accordance with a fixed formula.
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
ITEM 1A. RISK FACTORS
An investment in shares of our common stock involves various risks. Before deciding to invest in our common stock, you should carefully consider the risks described below in conjunction with the other information in this Annual Report on Form 10-K and information incorporated by reference into this Annual Report on Form 10-K, including our consolidated financial statements and related notes. Our business, financial condition and results of operations could be harmed by any of the following risks or by other risks that have not been identified or that we may believe are immaterial or unlikely. The value or market price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.
Our market area limits our growth potential.
     Our offices are located primarily in small industrial communities in the mid-Monongahela Valley, which is located in the southern suburban area of metropolitan Pittsburgh. Most of these communities have experienced population and economic decline as a result of the decline of the United States steel industry. Because we have an aging customer base and there is little new real estate development in the communities where our offices are located, the opportunities for originating loans and growing deposits in our primary market area are limited. Prior to 2006, we experienced a decline in time deposits due primarily to the following factors: the shrinking population of our market area; many of our customers are retired and living off of their savings; lower rates have caused depositors to favor other products; and increased competition from credit unions in our market area. During 2006 and 2007, our deposits increased primarily as a result of an increase in short-term certificates of deposit and money market accounts related to the marketing of select specials in coordination with the opening our Peters Township branch in July 2006 and Washington branch in June 2007. We cannot assure you that our deposits and loan portfolio will not decline in the future. If we are unable to grow our business it will be difficult for us to increase our earnings.
Our expansion strategy may not be successful.
     A key component of our strategy to grow and improve profitability is to expand into communities that are experiencing population growth and economic expansion. In July 2006, we opened a new branch in Peters Township in Washington County. In June 2007, we opened a new branch located in the downtown area of Washington, Pennsylvania. We can provide no assurance that we will be successful in increasing the volume of our loans and deposits by expanding our branch network. Building and/or staffing new branch offices will increase our operating expenses. We can provide no assurance that we will be able to manage the costs and implementation risks associated with this strategy so that expansion of our branch network will be profitable.
Changes in interest rates may reduce our profits and asset value.
     Short-term market interest rates (which we use as a guide to price our deposits) have until recently risen from historically low levels, while longer-term market interest rates (which we use as a guide to price our longer-term loans) have not. This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin, which has reduced our profitability. For the years ended December 31, 2007 and 2006, respectively, our interest rate spread was 1.85% compared to 1.88%. If short-term interest rates rise, and if rates on our deposits reprice upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability. Recently, however, the U.S. Federal Reserve decreased its target for the federal funds rate from 5.25% to 3.00%. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Interest Rate Risk Management.”
A downturn in the local economy or a decline in real estate values could reduce our profits.
     Most of our loans are secured by real estate in Fayette, Washington and Westmoreland Counties, Pennsylvania. As a result of this concentration, a downturn in the local economy could cause significant increases in nonperforming loans, which would reduce our profits. A decline in real estate values could also cause some of our mortgage and home equity loans to become inadequately collateralized, which would expose us to a greater risk of loss. In addition, decreases in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would further reduce our profits.
Strong competition within our market area could reduce our profits and slow growth.
     We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2007, we held 0.26% of the deposits in the Pittsburgh metropolitan area. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.
A significant percentage of our assets are invested in lower yielding investments, which has contributed to our low profitability.
     Our results of operations are substantially dependent on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. At December 31, 2007, 29.2% of our assets were invested in securities. These investments typically yield less than the loans we hold in our portfolio. In the future, we intend to invest a greater proportion of our assets in loans with the goal of increasing our net interest income. There can be no assurance, however, that we will be able to increase the origination or purchase of loans acceptable to us or that we will be able to successfully implement this strategy.
Our purchase of unseasoned, out-of-state loans may expose us to increased lending risks.
     Between 2002 and 2005, we purchased $95.4 million of newly originated residential and multi-family real estate loans. The purchased loans are secured by properties throughout the country. Rapid repayments, primarily as a result of the lower interest rate environment since the loans were originated, have reduced the aggregate outstanding principal amount of these loans to $45.8 million at December 31, 2007, which was 23.8% of our total loans. It is difficult to assess the future performance of this part of our loan portfolio due to the recent origination of these loans and because the properties securing these loans are located outside of our market area. We can give no assurance that these loans will not have delinquency or charge-off levels above our historical experience, which would adversely affect our future performance.
We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.
     We are subject to extensive regulation, supervision and examination by the OTS, our chartering authority, and by the FDIC, as insurer of our deposits. FFMHC, FedFirst Financial and First Federal are all subject to regulation and supervision by the OTS. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of First Federal rather than for holders of FedFirst Financial common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.
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
OTS policy on remutualization transactions could prohibit acquisition of FedFirst Financial, which may adversely affect our stock price.
     Current OTS regulations permit a mutual holding company to be acquired by a mutual institution in a remutualization transaction. However, the OTS has issued a policy statement indicating that it views remutualization transactions as raising significant issues concerning disparate treatment of minority stockholders and mutual members of the target entity and raising issues concerning the effect on the mutual members of the acquiring entity. Under certain circumstances, the OTS intends to give these issues special scrutiny and reject applications providing for the remutualization of a mutual holding company unless the applicant can clearly demonstrate that the OTS’s concerns are not warranted in the particular case. Should the OTS prohibit or otherwise restrict these transactions in the future, our per share stock price may be adversely affected. In addition, OTS regulations prohibit, for three years following completion of our recent stock offering, the acquisition of more than 10% of any class of equity security issued by us without the prior approval of the OTS.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.
ITEM 2. PROPERTIES
     We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities at December 31, 2007 (dollars in thousands).

			Date of		Net Book Value
	Year	Square	Lease	Owned /	at
Location	Opened	Footage	Expiration	Leased	December 31, 2007

First Federal Savings Bank:

Donner at Sixth Street Monessen, PA 15062	1970	11,430	N/A	Owned	$186

557 Donner at Sixth Street Monessen, PA 15062 (1)	1980	6,625	N/A	Owned	19

235 West Main Street PO Box 141 Monongahela, PA 15063	1965	6,323	N/A	Owned	66

1670 Broad Avenue Belle Vernon, PA 15012	1974	5,048	N/A	Owned	226

545 West Main Street Uniontown, PA 15401 (2)	1975	4,160	N/A	Owned	148

			Date of		Net Book Value
	Year	Square	Lease	Owned /	at
Location	Opened	Footage	Expiration	Leased	December 31, 2007

Park Centre Plaza 1711 Grand Boulevard Monessen, PA 15062	1985	1,575	2/28/10	Leased	—

Meldon at Sixth Street PO Box 442 Donora, PA 15033	1980	2,609	N/A	Owned	226

101 Independence Street PO Box 625 Perryopolis, PA 15473	1986	1,992	N/A	Owned	28

3515 Washington Road McMurray, PA 15317	2006	2,535	2/28/11	Leased	—

95 West Beau Street Suite 130 Washington, PA 15301	2007	3,355	4/30/17	Leased	—

Exchange Underwriters:

121 West Pike Street Canonsburg, PA 15317	1982	3,500	5/31/12	Leased	—

(1)	Administrative offices.

(2)	The property is subject to a ground lease that expires in 2009.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market, Holder and Dividend Information
     The Company’s common stock is listed on the NASDAQ Capital Market under the trading symbol “FFCO.” The following table sets forth the high and low sales prices of the common stock for the four quarters of 2007 and 2006, as reported on the NASDAQ Capital Market.

	2007		2006

Quarter	High	Low	High	Low

First Quarter	$9.70	$8.64	$10.09	$8.76
Second Quarter	9.69	8.64	10.85	9.75
Third Quarter	9.30	8.66	10.67	9.95
Fourth Quarter	9.45	8.50	10.50	9.50
     FedFirst Financial has not declared or paid any dividends to date to its stockholders. FedFirst Financial’s ability to pay dividends is dependent on dividends received from First Federal. For a discussion of restrictions on the payment of cash dividends by First Federal, see “Business – Regulation and Supervision – Regulation of Federal Savings Associations – Limitation on Capital Distributions” in this Annual Report on Form 10-K.
     As of March 11, 2008, there were approximately 199 holders of record of the Company’s common stock, excluding the number of persons or entities holding stock in street name through various brokerage firms.
Purchases of Equity Securities
     The Company made the following purchases of its common stock during the three months ended December 31, 2007.

			Total Number of
			Shares Purchased	Maximum Number
			as Part of the	of Shares that May
	Total Number	Average Price	Publicly	Yet Be Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Programs(1)	Programs(1)
October 2007	53,100	$9.22	53,100	126,700
November 2007	—	—	—	126,700
December 2007	17,500	9.17	17,500	109,200

Total	70,600	9.21	70,600

(1)	On March 28, 2007, the Company announced that the board of directors approved the repurchase of up to 153,500 shares of the Company’s outstanding common stock, which was approximately 5% of outstanding shares held by persons other than FFMHC on that date. This repurchase program was completed on October 5, 2007 with the purchase of 32,300 shares.

On September 27, 2007, the Company announced that the board of directors had approved a second program allowing the Company to repurchase up to 147,500 shares of the Company’s outstanding common stock, which was approximately 5% of outstanding shares held by persons other than FFMHC on that date. This repurchase program is scheduled to expire on March 31, 2008. 38,300 shares have been purchased under the second program at December 31, 2007.
ITEM 6. SELECTED FINANCIAL DATA
     Not applicable as the Company is a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
     The objective of this section is to help stockholders and potential investors understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Overview
     Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Other significant sources of pre-tax income are service charges (mostly from service charges on deposit accounts), commissions from the sale of insurance products and bank-owned life insurance. In some years we may also recognize income from the sale of securities.
     Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.
     Expenses. The noninterest expenses we incur in operating our business consist of compensation and employee benefits expenses, occupancy expenses which includes depreciation, FDIC insurance premiums, data processing expenses and other miscellaneous expenses.
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
     Federal insurance premiums are payments we make to the FDIC for insurance of our deposit accounts.
     Data processing expenses are the fees we pay to third parties for processing customer information, deposits and loans.
     Other expenses include advertising, professional services, stationary, printing, and supplies, telephone, postage, correspondent bank fees, and other miscellaneous operating expenses.
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

Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the OTS, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. See Notes 1 and 3 of the notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
     Goodwill. In connection with our acquisition of Exchange Underwriters, we recorded $1.1 million of goodwill. As required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized but is subject, at a minimum, to annual tests for impairment. The SFAS No. 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. We estimate the fair values of the related operations using discounted cash flows. The forecasts of future cash flows are based on our best estimate of future revenues and operating costs, based primarily on contracts in effect, new accounts and cancellations and operating budgets. The impairment analysis requires management to make subjective judgments concerning how the acquired assets will perform in the future. Events and factors that may significantly affect the estimates include competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and industry and market trends. Changes in these forecasts could cause a reporting unit to either pass or fail the first step in the SFAS No. 142 goodwill impairment model, which could significantly change the amount of impairment recorded. Our quarterly assessment of potential goodwill impairment was completed in the fourth quarter of 2007. Based on the results of this assessment, no goodwill impairment was recognized.
Balance Sheet Analysis
     Loans. Our primary lending activity has been the origination of loans secured by real estate. We originate one-to-four family residential loans, commercial and multi-family real estate loans and construction loans. We also originate commercial business and consumer loans. In order to improve the mix and profitability of our loan portfolio, we have recently emphasized the origination of commercial real estate and business loans and home equity loans.
     Total loans increased $14.4 million or 8.1%, to $192.3 million at December 31, 2007 compared to $177.9 million at December 31, 2006.

     The largest segment of our loan portfolio is one-to-four family residential loans. These loans increased $1.6 million, or 1.2%, to $135.5 million and represented 70.4% of total loans at December 31, 2007, compared to $133.8 million, or 75.2% of total loans, at December 31, 2006.
     Commercial real estate loans increased $10.0 million to $15.4 million and represented 8.0% of total loans at December 31, 2007, compared to $5.4 million, or 3.1% of total loans, at December 31, 2006. The increase was the result of the Company’s strategic focus to grow its commercial loan portfolio by becoming a greater presence in the business community.
     Multi-family real estate loans decreased $7.4 million, or 40.0%, to $11.0 million and represented 5.7% of total loans at December 31, 2007, compared to $18.4 million, or 10.3% of total loans, at December 31, 2006. The decrease was the result of prepayments and pay-downs of purchased multi-family loans.
     Construction loans decreased $100,000, or 1.5%, to $6.7 million and represented 3.5% of total loans at December 31, 2007, compared to $6.8 million, or 3.8% of total loans, at December 31, 2006.
     We originate commercial business loans secured by business assets other than real estate, such as business equipment, inventory and accounts receivable. Commercial business loans increased $1.7 million, or 65.9%, to $4.3 million and represented 2.3% of total loans at December 31, 2007, compared to $2.6 million, or 1.5% of total loans, at December 31, 2006. This increase from the prior year represents the Company’s focus to develop business relationships and improve the mix and profitability of our loan portfolio.
     We also originate a variety of consumer loans, including home equity lines of credit, home equity installment loans, loans on savings accounts, and personal lines of credit. Consumer loans increased $8.5 million, or 78.5%, to $19.4 million and represented 10.1% of total loans at December 31, 2007, compared to $10.9 million, or 6.1% of total loans, at December 31, 2006. Home equity loans, which increased $8.4 million, or 88.6% to $17.9 million, accounted for the majority of the increase in consumer loans.

The following table sets forth the composition of our loan portfolio at the dates indicated (dollars in thousands).

December 31,	2007		2006		2005		2004		2003

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Real estate — mortgage:
One-to-four family residential	$135,453	70.4%	$133,821	75.2%	$133,189	76.3%	$111,333	69.5%	$115,191	69.4%
Multi-family	11,042	5.7	18,410	10.3	21,552	12.3	26,995	16.9	31,108	18.8
Commercial	15,426	8.0	5,437	3.1	4,121	2.4	5,401	3.4	2,799	1.7

Total real estate — mortgage	161,921	84.1	157,668	88.6	158,862	91.0	143,729	89.8	149,098	89.9

Real estate — construction:
Residential	6,671	3.5	5,021	2.8	4,366	2.5	5,584	3.5	2,436	1.5
Commercial	—	—	1,750	1.0	1,000	0.6	94	0.1	1,500	0.9

Total real estate — construction	6,671	3.5	6,771	3.8	5,366	3.1	5,678	3.6	3,936	2.4

Consumer:
Home equity	17,862	9.3	9,470	5.3	6,264	3.6	6,442	4.0	7,808	4.7
Loans on savings accounts	675	0.4	493	0.3	416	0.2	245	0.2	291	0.2
Home improvement	281	0.1	381	0.2	470	0.3	668	0.4	999	0.6
Other	592	0.3	531	0.3	1,955	1.1	2,303	1.4	2,674	1.6

Total consumer	19,410	10.1	10,875	6.1	9,105	5.2	9,658	6.0	11,772	7.1

Commercial business	4,341	2.3	2,616	1.5	1,271	0.7	948	0.6	971	0.6

Total loans	192,343	100.0%	177,930	100.0%	174,604	100.0%	160,013	100.0%	165,777	100.0%

Premium on loans purchased	310		465		524		595		740
Net deferred loan costs	491		432		385		393		413
Discount on loans purchased	(119)		(139)		(166)		(194)		(218)
Loans in process	(3,614)		(3,104)		(3,385)		(3,374)		(503)
Allowance for losses	(1,457)		(866)		(800)		(725)		(725)

Loans, net	$187,954		$174,718		$171,162		$156,708		$165,484

     The following table sets forth certain information at December 31, 2007 regarding the dollar amount of loans maturing during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less (dollars in thousands).

		Amounts due in

	One year or	One to	After five
	less	five years	years	Total

Real estate — mortgage	$181	$3,673	$158,067	$161,921
Real estate — construction	—	—	6,671	6,671
Consumer	1,253	1,235	16,922	19,410
Commercial business	1,012	2,905	424	4,341

Total	$2,446	$7,813	$182,084	$192,343

     The following table sets forth the dollar amount of all loans at December 31, 2007 that are due after December 31, 2008 and have either fixed interest rates or adjustable interest rates (dollars in thousands).

	Fixed	Adjustable	Total

Real estate — mortgage	$140,845	$20,895	$161,740
Real estate — construction	6,671	—	6,671
Consumer	17,487	670	18,157
Commercial business	3,169	160	3,329

Total	$168,172	$21,725	$189,897

     Our adjustable-rate mortgage loans generally do not provide for downward adjustments below the initial contract rate. This feature has prevented some loans from adjusting downwards in a declining interest rate environment. When market interest rates rise, the interest rates on these loans will not increase until the contract rate (the index plus the margin) exceeds the interest rate floor.
     Securities. Our securities portfolio consists primarily of Government-sponsored enterprise securities, mortgage-backed securities, guaranteed REMIC pass-through certificates, and corporate debt securities.
     REMICs (real estate mortgage investment conduits) represent a participation interest in a pool of mortgages. REMICs are created by redirecting the cash flows from the pool of mortgages underlying those securities to create two or more classes (or tranches) with different maturity or risk characteristics designed to meet a variety of investor needs and preferences. We believe that these securities represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available. REMICs may be sponsored by private issuers, such as money center banks or mortgage bankers, or by U.S. Government agencies and Government-sponsored enterprises. At December 31, 2007, we held privately issued REMICs with a carrying value of $27.5 million. The privately issued REMICs that we hold carry the highest credit rating offered by either Moody’s or Standard and Poor’s. We monitor the credit rating of our REMICs on a regular basis.
     Corporate debt securities generally have greater credit risk than Government-sponsored enterprises securities and generally have higher yields than government securities of similar duration. Therefore, we limit the amount of the portfolio based on these concerns. At December 31, 2007, we held corporate debt securities with a carrying value of $3.7 million.
     In April, 2007, the Company restructured its securities portfolio through the sale of approximately $40.5 million of securities which were yielding an average of 4.08%. Approximately $30.5 million of the proceeds from the sale of these securities were reinvested in securities yielding an average of 5.44% and the remaining $10.0 million was utilized to pay maturing short-term FHLB borrowings. The purpose was to better position the Company for an uncertain interest rate environment, improve interest rate spread and net interest margin without increasing interest rate risk, and reduce leverage. The decision to sell the securities required the Company to reclassify the securities from available-for-sale to held for trading at March 31, 2007. As a result, at March 31, 2007, the Company held $41.1 million of securities held for trading, which consisted of $24.0 million of REMIC pass-through certificates, $14.2 million of Government-sponsored enterprise securities, and $2.9 million of mortgage backed securities. All of the securities in the trading portfolio were subsequently sold in April, 2007.
     Securities at amortized cost increased $4.9 million, or 5.9%, to $89.2 million. This increase was the result of $67.4 million in purchases, primarily of mortgage-backed securities and REMICs which were partially offset by sales of securities transferred to the trading portfolio and calls.
     The following table sets forth the amortized cost and fair value of the securities portfolio at the dates indicated (dollars in thousands).

December 31,	2007		2006		2005

	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

Government-sponsored enterprises	$22,321	$22,674	$30,475	$30,036	$15,425	$14,896
Mortgage-backed	34,948	35,153	14,892	14,885	23,373	23,326
REMICs	27,875	27,477	34,831	34,121	36,737	35,702
Corporate debt	3,995	3,720	4,010	3,954	4,024	3,948
Other debt securities	—	—	—	—	26	26
Equities	49	49	49	49	49	49

Total securities available-for-sale	$89,188	$89,073	$84,257	$83,045	$79,634	$77,947

     At December 31, 2007, we had no investments in a single company or entity (other than with Government-sponsored enterprises) that had an aggregate book value in excess of 10% of our equity.

     The following table sets forth the stated maturities and weighted average yields of our mortgage-backed and debt securities at December 31, 2007. Certain mortgage-backed securities have adjustable interest rates and will reprice periodically within the various maturity ranges. These repricing schedules are not reflected in the table below. At December 31, 2007, mortgage-backed securities and REMICs with adjustable rates totaled $10.8 million (dollars in thousands).

	Amounts due in

	One year or less		One year to five years		Five years to ten years		After ten years		Total

		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

Government-sponsored enterprises	$—	—%	$1,012	5.50%	$13,739	5.65%	$7,923	6.05%	$22,674	5.78%
Mortgage-backed	—	—	11	9.25	287	5.84	34,855	5.78	35,153	5.78
REMICs	69	5.16	2,181	5.20	3,472	5.17	21,755	5.77	27,477	5.65
Corporate debt	—	—	—	—	—	—	3,720	5.07	3,720	5.07

Total available-for-sale debt securities	$69	5.16%	$3,204	5.31%	$17,498	5.56%	$68,253	5.77%	$89,024	5.71%

Equity securities									49

Total securities available-for-sale									$89,073

     Deposits. Our deposit base is comprised of demand deposits, savings accounts, money market accounts and certificates of deposits. We consider demand deposits, savings accounts and money market accounts to be core deposits. Total deposits increased $12.1 million, or 8.4%, for the year ended December 31, 2007, as certificates of deposit increased $6.7 million, or 7.3%, and core deposits increased $5.4 million, or 10.3%. During the year we experienced growth from short-term certificates of deposit and money market accounts and noninterest bearing accounts. The increase in short-term certificates and money market accounts was due to the marketing of select interest rate specials. The increase has provided an opportunity for funding loan originations and security purchases. The increase was partially offset by decreases in long-term certificates of deposit, savings account and interest-bearing demand deposits as customer shifted their funds to higher interest earning products. Our focus remains on building and fostering relationships with current customers and attracting new customers.
     The following table sets forth the balances of our deposit products at the dates indicated (dollars in thousands).

	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent

Noninterest-bearing demand deposits	$8,918	5.7%	$5,409	3.8%	$3,181	2.5%
Interest-bearing demand deposits	11,864	7.6	12,530	8.7	13,225	10.6
Savings accounts	23,056	14.8	26,525	18.5	30,797	24.7
Money market accounts	13,676	8.8	7,663	5.3	5,319	4.3
Certificates of deposit	98,044	63.1	91,368	63.7	72,375	57.9

Total deposits	$155,558	100.0%	$143,495	100.0%	$124,897	100.0%

     The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 2007. Jumbo certificates of deposit require minimum deposits of $100,000 (dollars in thousands).

Certificates
Maturity Period	of Deposit

Three months or less	$4,293
Over three through six months	6,538
Over six through twelve months	2,615
Over twelve months	5,097

Total jumbo certificates	$18,543

     The following table sets forth certificates of deposit classified by rates at the dates indicated (dollars in thousands).

December 31,	2007	2006	2005

1.01 - 2.00%	$—	$5	$3,156
2.01 - 3.00%	4,415	9,944	21,672
3.01 - 4.00%	16,024	20,008	16,452
4.01 - 5.00%	51,507	31,152	17,278
5.01 - 6.00%	23,177	24,068	7,001
6.01 - 7.00%	2,921	6,191	6,816

Total certificates of deposits	$98,044	$91,368	$72,375

     The following table sets forth the amount and maturities of certificates of deposit at December 31, 2007 (dollars in thousands).

Amounts due in
	One year	One to	Two to	Three to	After		Percent of
	or less	two years	three years	four years	four years	Total	total

2.01 - 3.00%	$4,415	$—	$—	$—	$—	$4,415	4.5%
3.01 - 4.00%	9,971	3,418	1,770	156	709	16,024	16.3
4.01 - 5.00%	34,826	5,210	1,176	1,320	8,975	51,507	52.6
5.01 - 6.00%	18,588	2,401	539	1,064	585	23,177	23.6
6.01 - 7.00%	344	—	1,738	839	—	2,921	3.0

Total	$68,144	$11,029	$5,223	$3,379	$10,269	$98,044	100.0%

     The following table sets forth deposit activity for the periods indicated (dollars in thousands).

Years Ended December 31,	2007	2006	2005

Beginning balance	$143,495	$124,897	$137,389
Increase (decrease) before interest credited	6,801	15,105	(15,610)
Interest credited	5,262	3,493	3,118

Net increase (decrease) in deposits	12,063	18,598	(12,492)

Deposits at end of year	$155,558	$143,495	$124,897

     Borrowings. We utilize borrowings from the FHLB of Pittsburgh and, to a limited extent, repurchase agreements to supplement our funding for loans and securities (dollars in thousands).

Years Ended December 31,	2007	2006	2005

Maximum amount outstanding at any month end during the year	$101,074	$98,766	$109,800
Average amounts outstanding during the year	82,880	90,308	105,275
Weighted average rate during the year	4.32%	4.04%	3.72%
Balance outstanding at end of year	$101,074	$89,323	$102,404
Weighted average rate at end of year	4.30%	4.22%	3.87%

     Borrowings increased $11.8 million, or 13.2%, in the year ended December 31, 2007. These advances mature in 2008 through 2014. The weighted average interest rate at the end of the year increased compared to the prior year end due to the replacement of maturing advances throughout the year with higher cost advances.
     Stockholders’ Equity. Stockholders’ equity decreased $2.6 million, or 5.6%, to $43.8 million at December 31, 2007 primarily as a result of net loss for the year and the repurchase of common stock, partially offset by a net change of $667,000 due to the transfer of securities into held for trading and the unrealized loss position of the security portfolio, the impact of compensation expense related to the Equity Incentive Plan, and the release of shares from the Employee Stock Ownership Plan (“ESOP”).
Results of Operations for the Years Ended December 31, 2007 and 2006
     Overview.

(Dollars in thousands)	2007	2006

Net (loss) income	$(1,955)	$344
Return on average assets	(0.68)%	0.13%
Return on average equity	(4.30)	0.75
Average equity to average assets	15.93	16.75

     The Company had a net loss of $2.0 million for 2007, compared to net income of $344,000 for 2006. The net loss for 2007 was primarily due to the recognition of a $1.4 million loss from the restructuring of the securities portfolio in April 2007 as well as a provision for loan losses of $1.1 million.
     Net Interest Income. Net interest income increased $292,000, or 4.7%, to $6.5 million for the year ended December 31, 2007. Our net interest spread and net interest margin were 1.85% and 2.43%, respectively, for the year ended December 31, 2007 as compared to 1.88% and 2.39%, respectively, for the year ended December 31, 2006.
     Total interest income increased $1.4 million, or 10.0%, to $15.3 million for the year ended December 31, 2007. Interest income on loans increased $531,000, due to the increase in average volume of $7.6 million, of which home equity and commercial real estate were the primary contributors. Interest income on securities increased $765,000, or 22.4%. This increase was primarily due to an increase in the average yield of 96 basis points related to the securities restrucuring in April 2007. Other interest-earning assets income increased $86,000 or 19.4% primarily as a result of an increase of 62 basis points in the average yield and a 6.1% increase in the average balance. The key components that comprise other interest-earning assets are the FHLB Stock and our FHLB demand account.
     Total interest expense increased $1.1 million, or 14.2%, to $8.8 million for the year ended December 31, 2007. Interest expense on deposits increased $1.2 million, or 28.8%, as a result of an increase in the average balance of $14.6 million and a 49 basis point increase in the average cost related to the marketing of selected specials on short-term certificates of deposit and money market accounts. The increases in average volume and cost of deposits is directly related to the focus on building customer relationships as well as a competitive market. Interest expense on borrowings decreased $66,000. The average borrowings balance decreased $7.4 million due to the Company paying off approximately $10.0 million in short-term borrowings as part of the securities restructuring in April 2007. The decrease in the average balance was partially offset by an increase in average cost of 28 basis points.

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

	2007			2006
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
Years Ended December 31,	Balance	Dividends	Cost	Balance	Dividends	Cost

Assets:
Interest-earning assets:
Loans, net (1)(2)	$180,781	$10,535	5.83%	$173,179	$10,004	5.78%
Securities (3)	77,593	4,186	5.39	77,294	3,421	4.43
Other interest-earning assets	9,534	530	5.56	8,986	444	4.94

Total interest-earning assets	267,908	$15,251	5.69	259,459	$13,869	5.35
Noninterest-earning assets	17,659			15,472

Total assets	$285,567			$274,931

Liabilities and Stockholders’ equity:
Interest-bearing liablities:
Interest-bearing demand deposits	$12,855	$61	0.47%	$13,040	$62	0.48%
Savings accounts	24,887	250	1.00	28,791	289	1.00
Money market accounts	11,717	464	3.96	5,242	107	2.04
Certificates of deposit	95,856	4,399	4.59	83,621	3,560	4.26

Total interest-bearing deposits	145,315	5,174	3.56	130,694	4,018	3.07

Borrowings	82,880	3,579	4.32	90,308	3,645	4.04

Total interest-bearing liabilities	228,195	8,753	3.84	221,002	7,663	3.47

Noninterest-bearing liabilities	11,881			7,882

Total liabilities	240,076			228,884

Stockholders’ equity	45,491			46,047

Total liabilities and stockholders’ equity	$285,567			$274,931

Net interest income		$6,498			$6,206

Interest rate spread (4)			1.85%			1.88%
Net interest margin (5)			2.43			2.39
Average interest-earning assets to average interest-bearing liablities			117.40%			117.40%

(1)	Amount is net of deferred loan costs, loans in process, and estimated allowance for loan losses.

(2)	Amount includes nonaccrual loans in average balances only.

(3)	Amount does not include effect of unrealized (loss) gain on securities available-for-sale.

(4)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average interest-earning assets.

     Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income (dollars in thousands). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The total column represents the sum of change. Changes related to volume/rate are prorated into volume and rate components.

	2007 Compared to 2006
	Increase (Decrease) Due to
	Volume	Rate	Total

Interest and dividend income:
Loans, net	$443	$88	$531
Securities	20	745	765
Other interest-earning assets	28	58	86

Total interest-earning assets	491	891	1,382

Interest expense:
Deposits	479	677	1,156
Borrowings	(309)	243	(66)

Total interest-bearing liablities	170	920	1,090

Change in net interest income	$321	$(29)	$292

     Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 2007 and 2006 (dollars in thousands).

Years Ended December 31,	2007	2006

Allowance at beginning of year	$866	$800
Provision for loan losses	1,119	84
Charge-offs	(528)	(18)
Recoveries	—	—

Net charge-offs	(528)	(18)

Allowance at end of year	$1,457	$866

     Provisions for loan losses were $1.1 million for 2007 compared to $84,000 for 2006. We had net charge-offs of $528,000 in 2007 compared to $18,000 in 2006. The provision in 2007 was based on the recognition of higher charge-offs, increased delinquencies, current economic conditions in the housing and credit markets, and the changes in the composition of and increase in the loan portfolio.
     An analysis of the changes in the allowance for loan losses is presented under “Risk Management—Analysis and Determination of the Allowance for Loan Losses.”

     Noninterest Income. The following table summarizes noninterest income for the years ended December 31, 2007 and 2006 (dollars in thousands).

			Percent
Years Ended December 31,	2007	2006	Change

Fees and service charges	$412	$361	14.1%
Insurance commissions	1,639	1,527	7.3
Income from bank-owned life insurance	279	275	1.5
Net loss on sales of securities	(1,412)	—	N/M
Net gain on sale of real estate owned	—	33	(100.0)
Other	15	44	(65.9)

Total noninterest income	$933	$2,240	(58.3)%

     Noninterest income decreased $1.3 million, or 58.3%, due to the $1.4 million loss recorded as a result of the securities restructuring completed in April 2007.
     Noninterest Expense. The following table summarizes noninterest expense for the years ended December 31, 2007 and 2006 (dollars in thousands).

			Percent
Years Ended December 31,	2007	2006	Change

Compensation and employee benefits	$5,656	$4,782	18.3%
Occupancy	1,156	838	37.9
FDIC insurance premiums	22	42	(47.6)
Data processing	387	321	20.6
Advertising	155	147	5.4
Professional services	578	461	25.4
Stationary, printing and supplies	132	146	(9.6)
Telephone	57	50	14.0
Postage	124	114	8.8
Correspondent bank fees	128	102	25.5
All other	719	627	14.7

Total noninterest expense	$9,114	$7,630	19.4%

     Noninterest expense increased $1.5 million or 19.4%. Compensation and employee benefit costs increased $874,000 from the prior year. In the current period, the Company incurred a full period of stock compensation expense related to awards and options granted in August 2006 and recorded expense due to a severance agreement with a former employee. The Company has also hired key personnel to complement existing staff and strengthen our retail operations and sales force in connection with the openings of the Peters Township office in July 2006 and the Washington office in June 2007. Occupancy costs have increased $318,000 as a result of these new office openings.
     Other significant changes in noninterest expense are as follows: Professional service fees increased $117,000 compared to the prior year. In the current period, we recognized a full period of expense related to the outsourcing of the internal audit function and incurred increased fees associated with ensuring compliance with the Sarbanes-Oxley Act. Data processing, advertising, telephone, and postage increased as compared to the prior year due to a focus on deposit and loan growth and costs associated with the opening of our new Peter’s Township branch in July 2006 and our Washington branch in June 2007. Correspondent bank fees increased due to increased transactional activity fees and outsourcing deposit statement rendering.
     Income Taxes. In 2007, we had an income tax benefit of $899,000, compared to income tax expense of $337,000 in 2006. The decrease in tax expense was due to a decrease in pre-tax and taxable income. For more information, see Note 9 of the Notes to Consolidated Financial Statements.

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

     The following table provides information with respect to our nonperforming assets at the dates indicated (dollars in thousands).

December 31,	2007	2006	2005	2004	2003

Nonaccrual loans:
Real estate — mortgage	$1,264	$592	$212	$276	$353
Real estate — construction	—	—	—	—	—
Consumer	17	175	43	29	25
Commercial business	—	—	—	—	70

Total	1,281	767	255	305	448

Accruing loans past due 90 days or more:
Real estate — mortgage	—	—	12	2	79
Real estate — construction	—	—	—	—	—
Consumer	—	—	4	31	82
Commercial business	—	—	—	—	21

Total	—	—	16	33	182

Total of nonaccrual and 90 days or more past due loans	1,281	767	271	338	630
Real estate owned	1,119	569	21	—	—

Total nonperforming assets	2,400	1,336	292	338	630

Troubled debt restructurings	—	—	—	—	—

Troubled debt restructurings and total nonperforming assets	$2,400	$1,336	$292	$338	$630

Total nonperforming loans to total loans	0.67%	0.43%	0.16%	0.21%	0.38%
Total nonperforming loans to total assets	0.42	0.27	0.10	0.13	0.19
Total nonperforming assets to total assets	0.79	0.47	0.11	0.13	0.19

     Interest income that would have been recorded for the years ended December 31, 2007 and December 31, 2006 had nonaccruing loans been current according to their original terms amounted to $74,000 and $64,000, respectively. No interest related to nonaccrual loans was included in interest income for the year ended December 31, 2007 and 2006.
     Federal regulations require us to review and classify our assets on a regular basis. In addition, the OTS has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard” assets must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful” assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as substandard or doubtful we establish a general valuation allowance for loan losses. If we classify an asset as loss, we charge-off an amount equal to 100% of the portion of the asset classified loss.

     The following table shows the aggregate amounts of our classified assets at the dates indicated (dollars in thousands).

December 31,	2007	2006	2005

Special mention assets	$1,061	$319	$1,845
Substandard assets	2,630	1,563	253
Doubtful assets	—	—	—
Loss assets	—	—	—

Total classified assets	$3,691	$1,882	$2,098

     Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated (dollars in thousands).

	2007		2006		2005
	30-59	60-89	30-59	60-89	30-59	60-89
	Days	Days	Days	Days	Days	Days
December 31,	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

Real estate — mortgage	$1,143	$645	$91	$420	$289	$387
Real estate — construction	—	—	—	—	—	—
Consumer	71	6	741	—	80	18
Commercial business	—	—	—	—	—	—

Total delinquencies	$1,214	$651	$832	$420	$369	$405

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
     The OTS, as an integral part of its examination process, periodically reviews our allowance for loan losses. The OTS may require us to make additional provisions for loan losses based on judgments different from ours.
     At December 31, 2007, our allowance for loan losses represented 0.76% of total loans and 113.74% of nonperforming loans. The allowance for loan losses increased at December 31, 2007 from December 31, 2006 due to the recognition of higher charge-offs, increased delinquencies, current economic conditions in the housing and credit markets, and the changes in the composition of and increase in the loan portfolio.

     The following table sets forth the allowance for loan losses by loan category at the dates indicated (dollars in thousands).

	2007		2006		2005		2004		2003
		Percent of		Percent of		Percent of		Percent of		Percent of
		Total		Total		Total		Total		Total
December 31,	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)

Real estate — mortgage	$868	84.1%	$503	88.6%	$452	91.0%	$440	89.8%	$319	89.9%
Real estate — construction	16	3.5	22	3.8	10	3.1	8	3.6	10	2.4
Consumer	170	10.1	146	6.1	71	5.2	82	6.0	77	7.1
Commercial business	95	2.3	74	1.5	32	0.7	33	0.6	25	0.6
Unallocated	308	—	121	—	235	—	162	—	294	—

Total allowance for loan losses	$1,457	100.0%	$866	100.0%	$800	100.0%	$725	100.0%	$725	100.0%

(1)	Represents percentage of loans in each category to total loans.

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

Years Ended December 31,	2007	2006	2005	2004	2003

Allowance at beginning of year	$866	$800	$725	$725	$525
Provision for loan losses	1,119	84	85	144	242
Charge-offs:
Real estate — mortgage	(355)	(18)	(10)	—	(32)
Real estate — construction	—	—	—	—	—
Consumer	(173)	—	—	(15)	(10)
Commercial business	—	—	—	(129)	—

Total charge-offs	(528)	(18)	(10)	(144)	(42)
Recoveries	—	—	—	—	—

Net charge-offs	(528)	(18)	(10)	(144)	(42)

Allowance at end of year	$1,457	$866	$800	$725	$725

Allowance to nonperforming loans	113.74%	112.91%	295.20%	214.50%	115.08%
Allowance to total loans	0.76	0.49	0.46	0.45	0.44
Net charge-offs to average loans during the year	0.29	0.01	0.01	0.09	0.03

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
     We use an interest rate sensitivity analysis prepared by the OTS to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 50 to 200 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, this analysis is not performed for decreases of more than 200 basis points. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the OTS, presents the change in our net portfolio value at December 31, 2007 that would occur in the event of an immediate change in interest rates based on OTS assumptions, with no effect given to any steps that we might take to counteract that change (dollars in thousands).

				NPV as a Percent of
December 31, 2007	Net Portfolio Value (“NPV”)			Portfolio Value of Assets
Basis Point (“bp”)	Dollar	Dollar	Percent
Change in Rates	Amount	Change	Change	NPV Ratio	Change

300 bp	$16,516	$(19,808)	(54.5)%	5.81%	(587	) bp
200	23,610	(12,714)	(35.0)	8.04		(364)
100	30,858	(5,466)	(15.0)	10.17		(151)
50	33,661	(2,663)	(7.3)	10.96		(72)
Static	36,324	—	—	11.68		—
(50)	37,385	1,061	2.9	11.93		25
(100)	38,964	2,640	7.3	12.33		65
(200)	40,038	3,714	10.2	12.53		85

     The OTS uses certain assumptions in assessing the interest rate risk of savings associations. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.
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
     Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2007, cash and cash equivalents totaled $5.6 million. Securities classified as available-for-sale whose market value exceeds cost, which provide additional sources of liquidity, totaled $60.8 million at December 31, 2007. In addition, at December 31, 2007, we had the ability to borrow a total of approximately $181.1 million from the FHLB of Pittsburgh. On December 31, 2007, we had $95.6 million of FHLB advances outstanding.

     At December 31, 2007, we had $9.8 million of commitments to lend, which was comprised of $3.6 million of loans in process, $2.6 million of mortgage loan commitments, $235,000 of home equity loan commitments, a $273,000 commercial loan commitment, $2.2 million of unused home equity lines of credit and $802,000 of unused commercial lines of credit. Certificates of deposit due within one year of December 31, 2007 totaled $68.1 million, or 69.5% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds including other certificates of deposit and borrowings. We believe, however, based on past experience, that a significant portion of our maturing certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
     The following table presents certain of our contractual obligations as of December 31, 2007 (dollars in thousands).

	Amounts due in
		One year	One to	Three to	After
	Total	or less	three years	five years	five years

Long-term debt obligations (1)	$101,074	$28,856	$42,469	$23,736	$6,013
Operating lease obligations (2)	1,107	185	339	205	378

Total	$102,181	$29,041	$42,808	$23,941	$6,391

(1)	Borrowings.

(2)	Payments are for lease of real property.
     Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, we offer promotional rates on certain deposit products to attract deposits. No further changes in our funding mix are currently planned or expected, other than changes in the ordinary course of business resulting from deposit flows. For information about our costs of funds, see “Results of Operations for the Years Ended December 31, 2007 and 2006—Net Interest Income.”
     The following table presents our primary investing and financing activities during the periods indicated (dollars in thousands).

Years Ended December 31,	2007	2006

Investing activities:
Loans disbursed or closed	$(37,574)	$(25,103)
Loan principal repayments	22,524	19,976
Proceeds from maturities and principal repayments of securities	16,045	14,352
Proceeds from sales of securities available-for-sale	4,569	—
Purchases of securities	(67,370)	(19,146)

Financing activities:
Increase in deposits	12,063	18,598
Increase (decrease) in borrowings	11,751	(13,081)

     Capital Management. We are subject to various regulatory capital requirements administered by the OTS, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2007, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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
     For the year ended December 31, 2007, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.
Effect of Inflation and Changing Prices
     The Consolidated Financial Statements and related financial data presented in this Annual Report on Form 10-K have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The information required by this item is incorporated herein by reference to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Information required by this item is included herein beginning on page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A(T). CONTROLS AND PROCEDURES
     FedFirst Financial’s management, including FedFirst Financial’s principal executive officer and principal financial officer, have evaluated the effectiveness of FedFirst Financial’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of

1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, FedFirst Financial’s disclosure controls and procedures were effective.
     Management’s annual report on internal control over financial reporting is incorporated by reference to FedFirst Financial’s audited Consolidated Financial Statements in this Annual Report on Form 10-K.
     There have been no changes in FedFirst Financial’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, FedFirst Financial’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
     The information relating to the directors and officers of FedFirst Financial and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to FedFirst Financial’s Proxy Statement for the 2008 Annual Meeting of Stockholders and to Part I, Item 1, “Business – Executive Officers of the Registrant” to this Annual Report on Form 10-K.
     FedFirst Financial has adopted a Code of Ethics and Business Conduct which is available on our website of www.firstfederal-savings.com.
ITEM 11. EXECUTIVE COMPENSATION
     The information regarding executive compensation is incorporated herein by reference to FedFirst Financial’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in FedFirst Financial’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in FedFirst Financial’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of FedFirst Financial knows of no arrangements, including any pledge by any person or securities of FedFirst Financial’s, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table provides information at December 31, 2007 for compensation plans under which equity securities may be issued.

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options	outstanding options	securities reflected
Plan Category	warrants and rights	warrants and rights	in column (A))
	(A)	(B)	(C)

Equity compensation plans:
Approved by stockholders	239,500	$10.05	84,512

Not approved by stockholders	—	—	—

Total	239,500	$10.05	84,512

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information relating to certain relationships and related transactions is incorporated herein by reference to FedFirst Financial’s Proxy Statement for the 2008 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information relating to the principal accountant fees and expenses is incorporated herein by reference to FedFirst Financial’s Proxy Statement for the 2008 Annual Meeting of Stockholders.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	Exhibits
3.1	Amended and Restated Charter of FedFirst Financial Corporation (1)

3.2	Amended and Restated Bylaws of FedFirst Financial Corporation (2)

4.0	Specimen Stock Certificate of FedFirst Financial Corporation (1)

10.1	Form of First Federal Savings Bank Employee Severance Compensation Plan (1)(3)

10.2	Director Fee Continuation Agreements by and between First Federal Savings Bank and certain Directors (1)(3)

10.3	Executive Supplemental Retirement Plan Agreements by and between First Federal Savings Bank and certain officers (1)(3)

10.4	Executive Supplemental Retirement Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer (1)(3)

10.5	Split Dollar Life Insurance Agreements by and between First Federal Savings Bank and certain Directors (1)(3)

10.6	Split Dollar Life Insurance Agreements by and between First Federal Savings Bank and certain officers (1)(3)

10.7	Split Dollar Life Insurance Agreement by and between First Federal Savings Bank and Richard B. Boyer (1)(3)

10.8	Employment Agreement dated as of October 11, 2005 by and between First Federal Savings Bank, FedFirst Financial Corporation and John G. Robinson (3)(4)

10.9	Employment Agreement dated as of October 11, 2005 by and between First Federal Savings Bank, FedFirst Financial Corporation and Patrick G. O’Brien (3)(4)

10.10	Consulting Agreement between First Federal Savings Bank and Peter D. Griffith (3)(4)

10.11	Employment Agreement between First Federal Savings Bank and Richard B. Boyer (1)(3)

10.12	Employment Agreement between Exchange Underwriters, Inc. and Richard B. Boyer (1)(3)

10.13	Lease Agreement between Exchange Underwriters, Inc. and Richard B. and Wendy A. Boyer (1)

10.14	Employment Agreement dated as of March 31, 2006 by and between First Federal Savings Bank, FedFirst Financial Corporation and Robert C. Barry, Jr. (3)(5)

10.15	FedFirst Financial Corporation 2006 Equity Incentive Plan (3)(6)

10.16	Amendment, effective September 19, 2006, to the Employment Agreement dated as of October 11, 2005 by and between First Federal Savings Bank, FedFirst Financial Corporation and John G. Robinson (3)(7)

10.17	Amendment, effective September 19, 2006, to the Employment Agreement dated as of October 11, 2005 by and between First Federal Savings Bank, FedFirst Financial Corporation and Patrick G. O’Brien (3)(7)

21.0	Subsidiaries of the Registrant (1)

23.0	Consent of Beard Miller Company, LLP

31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Principal Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer

(1)	Incorporated herein by reference to the Exhibits to the Registration Statement on Form SB-2, and amendments thereto, initially filed on December 17, 2004, Registration No. 333-121405.

(2)	Incorporated herein by reference to Exhibit 3.2 to FedFirst Financial Corporation’s Current Report on Form 8-K filed on October 26, 2007.

(3)	Management contract or compensation plan or arrangement.

(4)	Incorporated herein by reference to the Exhibits to FedFirst Financial Corporation’s Form 10-QSB filed on November 14, 2005.

(5)	Incorporated herein by reference to the Exhibits to FedFirst Financial Corporation’s Form 10-KSB filed on March 30, 2006

(6)	Incorporated herein by reference to Appendix C to the Proxy Statement for FedFirst Financial Corporation’s 2006 Stockholders Meeting filed on April 13, 2006.

(7)	Incorporated herein by reference to the Exhibits to FedFirst Financial Corporation’s Form 10-KSB filed on March 26, 2007.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FedFirst Financial Corporation

Date: March 17, 2008	/s/ John G. Robinson By: John G. Robinson
President and Chief Executive Officer
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ John G. Robinson John G. Robinson	President, Chief Executive Officer and Director (principal executive officer)	March 17, 2008

/s/ Robert C. Barry, Jr. Robert C. Barry, Jr.	Senior Vice President and Chief Financial Officer	March 17, 2008

/s/ Richard B. Boyer Richard B. Boyer	Director	March 17, 2008

/s/ Joseph U. Frye Joseph U. Frye	Director	March 17, 2008

/s/ John M. Kish John M. Kish	Director	March 17, 2008

/s/ John J. LaCarte John J. LaCarte	Director	March 17, 2008

/s/ John M. McGinley John M. McGinley	Director	March 17, 2008

/s/ David L. Wohleber David L. Wohleber	Director	March 17, 2008

MONESSEN, PENNSYLVANIA
FINANCIAL STATEMENTS

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING
FedFirst Financial Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of its internal control over financial reporting as of December 31, 2007 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in a report entitled Internal Control – Integrated Framework. Based on our assessment, management has concluded FedFirst Financial Corporation maintained effective internal control over financial reporting as of December 31, 2007.
This Annual Report does not include an attestation report of FedFirst Financial Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by FedFirst Financial Corporation’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit FedFirst Financial Corporation to provide only management’s report in this Annual Report.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
To the Board of Directors
FedFirst Financial Corporation and subsidiaries
Monessen, Pennsylvania
We have audited the accompanying consolidated Statements of Financial Condition of FedFirst Financial Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive (loss) income and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FedFirst Financial Corporation and Subsidiaries as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Pittsburgh, Pennsylvania
March 13, 2008

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31,	2007	2006
(Dollars in thousands except share data)

Assets:

Cash and cash equivalents:
Cash and due from banks	$2,127	$1,561
Interest-earning deposits	3,425	2,938

Total cash and cash equivalents	5,552	4,499

Securities available-for-sale	89,073	83,045
Loans, net	187,954	174,718
Federal Home Loan Bank (“FHLB”) stock, at cost	5,076	4,901
Accrued interest receivable — loans	966	1,033
Accrued interest receivable — securities	651	559
Premises and equipment, net	2,956	2,162
Bank-owned life insurance	7,538	7,259
Goodwill	1,080	1,080
Real estate owned	1,119	569
Other assets	366	1,165
Deferred tax assets and tax credit carryforwards	2,942	2,527

Total assets	$305,273	$283,517

Liabilities and Stockholders’ Equity:

Deposits:
Noninterest-bearing	8,918	5,409
Interest-bearing	146,640	138,086

Total deposits	155,558	143,495

Borrowings	101,074	89,323
Advance payments by borrowers for taxes and insurance	477	254
Accrued interest payable — deposits	1,116	1,180
Accrued interest payable — borrowings	413	319
Other liabilities	2,782	2,521

Total liabilities	261,420	237,092

Minority interest in subsidiary	80	79

Stockholders’ equity:
Preferred stock $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock $0.01 par value; 20,000,000 shares authorized; 6,707,500 shares issued, 6,439,100 and 6,612,500 shares outstanding	67	67
Additional paid-in-capital	29,084	28,787
Retained earnings — substantially restricted	18,520	20,475
Accumulated other comprehensive loss, net of deferred taxes of $(45) and $(475)	(70)	(737)
Unearned Employee Stock Ownership Plan (“ESOP”)	(2,074)	(2,246)
Common stock held in treasury, at cost (189,300 and 0 shares)	(1,754)	—

Total stockholders’ equity	43,773	46,346

Total liabilities and stockholders’ equity	$305,273	$283,517

See Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OPERATIONS

Years Ended December 31,	2007	2006
(Dollars in thousands, except per share amounts)

Interest income:
Loans	$10,535	$10,004
Securities	4,186	3,421
Other interest-earning assets	530	444

Total interest income	15,251	13,869

Interest expense:
Deposits	5,174	4,018
Borrowings	3,579	3,645

Total interest expense	8,753	7,663

Net interest income	6,498	6,206

Provision for loan losses	1,119	84

Net interest income after provision for loan losses	5,379	6,122

Noninterest income:
Fees and service charges	412	361
Insurance commissions	1,639	1,527
Income from bank-owned life insurance	279	275
Net loss on sales of securities	(1,412)	—
Net gain on sales of real estate owned	—	33
Other	15	44

Total noninterest income	933	2,240

Noninterest expense:
Compensation and employee benefits	5,656	4,782
Occupancy	1,156	838
FDIC insurance premiums	22	42
Data processing	387	321
Other	1,893	1,647

Total noninterest expense	9,114	7,630

Minority interest in net income of consolidated subsidiary	52	51

(Loss) income before income tax (benefit) expense	(2,854)	681
Income tax (benefit) expense	(899)	337

Net (loss) income	$(1,955)	$344

Earnings (loss) per share:
Basic and diluted	$(0.31)	$0.05

See Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME

				Accumulated		Common
		Additional		Other		Stock	Total
	Common	Paid-in-	Retained	Comprehensive	Unearned	Held in	Stockholders’	Comprehensive
	Stock	Capital	Earnings	Loss	ESOP	Treasury	Equity	Income (Loss)

(Dollars in thousands)

Balance at January 1, 2006	$66	$28,648	$20,131	$(1,026)	$(2,419)	$—	$45,400
Comprehensive income:
Net income	—	—	344	—	—	—	344	$344
Unrealized gain on securities available-for-sale, net of tax of $(186)	—	—	—	289	—	—	289	289

Issuance of common stock	1	—	—	—	—	—	1
ESOP shares committed to be released	—	(2)	—	—	173	—	171
Stock-based compensation expense	—	141	—	—	—	—	141

Total comprehensive income								$633

Balance at December 31, 2006	$67	$28,787	$20,475	$(737)	$(2,246)	$—	$46,346
Comprehensive income:
Net loss	—	—	(1,955)	—	—	—	(1,955)	$(1,955)
Transfer of securities to held for trading, net of tax of $(553)	—	—	—	857	—	—	857	857
Reclassification adjustment on sales of securities available-for-sale, net of tax				2			2	2
Unrealized loss on securities available-for-sale, net of tax of $124	—	—	—	(192)	—	—	(192)	(192)

Purchase of common stock to be held in treasury	—	—	—	—	—	(1,775)	(1,775)
ESOP shares committed to be released	—	(14)	—	—	172	—	158
Stock-based compensation expense	—	333	—	—	—	—	333
Stock awards issued	—	(51)	—	—	—	51	—
Stock awards forfeited	—	29	—	—	—	(30)	(1)

Total comprehensive (loss)								$(1,288)

Balance at December 31, 2007	$67	$29,084	$18,520	$(70)	$(2,074)	$(1,754)	$43,773

See Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2007	2006
(Dollars in thousands)

Cash flows from operating activities:
Net (loss) income	$(1,955)	$344
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Minority interest in net income of consolidated subsidiary	52	51
Provision for loan losses	1,119	84
Depreciation	426	295
Net loss on sales of securities	1,412	—
Proceeds from sales of securities held for trading	40,483	—
Proceeds from principal repayments of securities held for trading	638	—
Net gain on sales of real estate owned	—	(33)
Net gain on sale of student loan portfolio	—	(29)
Deferred income tax (benefit) expense	(899)	337
Net (amortization) accretion of security premiums and loan costs	(632)	187
Noncash expense for ESOP	158	171
Noncash expense for stock-based compensation	333	141
Increase in bank-owned life insurance	(279)	(275)
Decrease (increase) in other assets	691	(1,109)
Increase in other liabilities	412	1,038

Net cash provided by operating activities	41,959	1,202

Cash flows from investing activities:
Net loan originations	(15,050)	(5,127)
Proceeds from sale of student loan portfolio	12	1,441
Proceeds from maturities of and principal repayments of securities available-for-sale	16,045	14,352
Proceeds from sales of securities available-for-sale	4,569	—
Purchases of securities available-for-sale	(67,370)	(19,146)
Purchases of premises and equipment	(1,220)	(387)
(Decrease) increase in FHLB stock, at cost	(175)	246
Proceeds from sales of real estate owned	—	92

Net cash used in investing activities	(63,189)	(8,529)

Cash flows from financing activities:
Net increase (decrease) in borrowings	11,751	(13,081)
Net increase in deposits	12,063	18,598
Increase (decrease) in advance payments by borrowers for taxes and insurance	223	(37)
Stock awards issued, net of forfeits	21	—
Purchases of common stock to be held in treasury	(1,775)	—

Net cash provided by financing activities	22,283	5,480

Net increase (decrease) in cash and cash equivalents	1,053	(1,847)
Cash and cash equivalents, beginning of year	4,499	6,346

Cash and cash equivalents, end of year	$5,552	$4,499

Supplemental cash flow information:
Cash paid for:
Interest on deposits and borrowings	$8,723	$7,125
Income tax expense	49	64

Transfer of securities from available-for-sale to held for trading	42,531	—

Real estate acquired in settlement of loans	607	569

See Notes to the Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Summary of Significant Accounting Policies

Nature of Operations
The accompanying Consolidated Financial Statements include the accounts of FedFirst Financial Corporation, a federally chartered holding company (“FedFirst Financial” or the “Company”), whose wholly owned subsidiaries are First Federal Savings Bank (the “Bank”), a federally chartered stock savings bank, and FedFirst Exchange Corporation (“FFEC”). FFEC has an 80% controlling interest in Exchange Underwriters, Inc. Exchange Underwriters, Inc. is a full-service, independent insurance agency that offers property and casualty, commercial liability, surety and other insurance products. The Company is a majority owned subsidiary of FedFirst Financial Mutual Holding Company (“FFMHC”), a federally chartered mutual holding company. FFMHC has virtually no operations and assets other than an investment in the Company, and is not included in these financial statements. All significant intercompany transactions have been eliminated.

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

On April 6, 2005, FedFirst Financial completed its initial public offering. The Company sold 2,975,625 shares of common stock, par value $0.01. In connection with the offering, the Company also sold 3,636,875 shares of common stock to FFMHC at $0.01 per share. As a result, FFMHC owned 55% of the Company’s original issuance of common stock. Proceeds from the offering totaled $28.7 million, net of stock issuance costs of approximately $1.1 million.

On September 21, 2006 the Company issued 95,000 shares of restricted common stock in conjunction with the FedFirst Financial Corporation 2006 Equity Incentive Plan. As a result, the issued shares outstanding increased to 6,707,500 which reduced FFMHC’s ownership to 54% of the Company’s common stock.
Estimates
In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, evaluation of securities for other-than-temporary impairment and the valuation of deferred tax assets.
Cash and Cash Equivalents
For purposes of the statements of cash flows, the Company has defined cash and cash equivalents as those amounts included in the statements of financial condition as cash and due from banks and interest-earning deposits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Securities
The Company classifies securities at the time of purchase as either held-to-maturity, trading or available-for-sale. Securities that the Company has the positive intent and ability to hold to maturity are classified as securities held-to-maturity and are reported at amortized cost. Securities bought and held principally for the purpose of selling them in the near term are classified as securities for trading and reported at fair value with gains and losses included in earnings. The Company has no held-to-maturity or trading securities at December 31, 2007 or 2006. Securities not classified as held-to-maturity or trading securities are classified as securities available-for-sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Interest income includes amortization of purchase premium or discount. Premiums and discounts are amortized and accreted using the level yield method. Net gain or loss on the sale of securities is based on the amortized cost of the specific security sold.
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

Loan fees, and direct costs of originating loans, are deferred and the net fee or cost is amortized to interest income as a yield adjustment over the contractual lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.
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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments. Loans that experience insignificant payment delays and payment shortfalls generally are not considered impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is evaluated in total for smaller balance homogenous loans of similar nature, such as one-to-four family residential mortgage and consumer loans, and on an individual basis for other loans. If a loan is impaired,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
a portion of the allowance is allocated so that the loan is reported net at the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.
Advertising Costs
The Company follows the policy of charging the costs of advertising to expense as incurred. Total advertising expense was approximately $155,000 and $147,000 for the years ended December 31, 2007 and 2006, respectively.
Real Estate Owned
When properties are acquired through foreclosure, they are transferred at estimated fair value and any required write-downs are charged to the allowance for loan losses. Subsequently, such properties are carried at the lower of the adjusted cost or fair value less estimated selling costs. Estimated fair value of the property is generally based on an appraisal.
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
Bank-Owned Life Insurance
The Company purchased insurance on the lives of certain key employees which includes executive officers and directors. The policies accumulate asset values to meet future liabilities, including the payment of employee benefits. Increases in the cash surrender value are recorded as noninterest income in the Consolidated Statements of Operations. The cash surrender value of bank-owned life insurance is recorded as an asset on the Consolidated Statements of Financial Condition.
Goodwill
Goodwill represents the excess of the cost of Exchange Underwriters, Inc. as of June 1, 2002 over the fair value of its net assets. The Company adopted the provisions of Financial Accounting Standard (“FAS”) No. 142, Goodwill and Other Intangible Assets, which requires that goodwill be reported separate from other intangible assets in the Statement of Financial Condition and not be amortized but tested for impairment annually, or more frequently if impairment indicators arise for impairment. No impairment charge was deemed necessary for the years ended December 31, 2007 and 2006.
Income Taxes
The provision for income taxes is the total of the current year income tax due or refundable and the change in the deferred tax assets and liabilities. Deferred tax assets and liabilities are the estimated future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases, computed using enacted tax rates. The realization of deferred tax assets is assessed and a valuation allowance provided, when necessary, for that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
portion of the asset which is not likely to be realized. Management believes, based upon current facts, that it is more likely than not there will be sufficient taxable income in future years to realize the deferred tax assets. The Company and its subsidiaries file a consolidated federal income tax return.
Investment in Affordable Housing Projects
The Company accounted for its limited partnership interests in affordable housing projects under the cost-recovery method. The investment was included in other assets in the Consolidated Statements of Financial Condition. The Company received tax credits each year over a ten-year period, contingent upon the affordable housing projects meeting certain qualified tenant occupancy rates as defined in the Internal Revenue Code Section 42. The investment was completely amortized at December 31, 2005. The investment was amortized in proportion to the current year tax credit over the total tax credit available. The Company did not record any tax credits for the years ended December 31, 2007 and 2006.
At December 31, 2007 and 2006, there was approximately $1.0 million of credits that have not been utilized. The credits have been reflected as an asset, and are available to be used to offset future taxes payable with the credits expiring in years 2021 through 2025.
Comprehensive Income
The Company is required to present comprehensive income and its components in a full set of general purpose financial statements for all periods presented. Other comprehensive income is comprised of net unrealized holding gains (losses) on its available-for-sale securities. The Company has elected to report the effects of its other comprehensive income as part of the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive (Loss) Income.
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
Earnings (Loss) Per Share
Basic earnings per common share is calculated by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Common stock equivalents include restricted stock awards and stock options. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

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

Awards are typically granted with a 5 year vesting period and a vesting rate of 20% per year. The contractual life of stock options is typically 10 years from the date of grant. The exercise price for options is the closing price on the date of grant. The Company recognizes expense associated with the awards over the vesting period in accordance with SFAS No. 123(R), Share-Based Payment. Unrecognized compensation cost related to nonvested stock-based compensation is recognized ratably over the remaining service period. The per share weighted-average fair value of stock options granted with an exercise price equal to the market value on the date of grant is calculated using the Black-Scholes-Merton option pricing model, using assumptions for expected life, expected dividend rate, risk-free interest rate, and an expected volatility.
Reclassifications of Prior Year’s Statements
Certain previously reported items have been reclassified to conform to the current year’s classifications.
Recent Accounting Pronouncements
Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin (“ARB”) No. 51. In December, 2007 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS 160 establishes standards related to the treatment of noncontrolling interests. A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS No. 160 will require noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside permanent equity. The Statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement, which the Company does not anticipate having a material effect on its financial condition or operations upon adoption, is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Earlier application is prohibited.
The Fair Value Option for Financial Assets and Financial Liabilities: In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing certain entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 expands the use of fair value

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. This statement, which the Company does not anticipate having a material effect on its financial condition or operations upon adoption, is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

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

Effective Date of FASB Statement No. 157: In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b, Effective Date of FASB Statement No. 157, that would permit a one-year deferral in applying the measurement provisions of SFAS 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of SFAS 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies SFAS 157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Company does not anticipate this staff position having a material effect on its financial condition or operations upon adoption.

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements: In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-4 stating that for an endorsement split-dollar life insurance arrangement, an employer should recognize a liability for future benefits based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. The Company will recognize the effects of applying the consensus on this issue through a cumulative-effect adjustment to retained earnings as of January 1, 2008.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards: In June 2007, the EITF reached a consensus on Issue No. 06-11 stating that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid-in-capital. The amount recognized in additional paid-in-capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. Issue No. 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The Company does not anticipate that EITF No. 06-11 will have a material impact on its financial condition or operations upon adoption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.	Securities
The following table sets forth the amortized cost and fair value of securities available-for-sale at the dates indicated (dollars in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	Cost	Gains	Losses	Value

Government-sponsored enterprises	$22,321	$353	$—	$22,674
Mortgage-backed	34,948	242	37	35,153
REMICs	27,875	80	478	27,477
Corporate debt	3,995	—	275	3,720
Equities	49	—	—	49

Total securities available-for-sale	$89,188	$675	$790	$89,073

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2006	Cost	Gains	Losses	Value

Government-sponsored enterprises	$30,475	$14	$453	$30,036
Mortgage-backed	14,892	96	103	14,885
REMICs	34,831	52	762	34,121
Corporate debt	4,010	—	56	3,954
Equities	49	—	—	49

Total securities available-for-sale	$84,257	$162	$1,374	$83,045

The following table presents gross unrealized losses and fair value of securities aggregated by category and length of time that individual securities have been in a continuous loss position at the dates indicated (dollars in thousands).

	Less than 12 months		12 months or more				Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
December 31, 2007	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses

Mortgage-backed	8	$9,946	$35	3	$119	$2	11	$10,065	$37
REMICs	12	12,445	404	8	1,924	74	20	14,369	478
Corporate debt	—	—	—	3	3,720	275	3	3,720	275

Total securities temporarily impaired	20	$22,391	$439	14	$5,763	$351	34	$28,154	$790

	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
December 31, 2006	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses

Government-sponsored enterprises	7	$11,042	$41	12	$15,014	$412	19	$26,056	$453
Mortgage-backed	18	1,479	2	14	4,078	101	32	5,557	103
REMICs	3	771	—	33	27,374	762	36	28,145	762
Corporate debt	—	—	—	3	3,954	56	3	3,954	56

Total securities temporarily impaired	28	$13,292	$43	62	$50,420	$1,331	90	$63,712	$1,374

The policy of the Company is to recognize an other-than-temporary impairment on equity securities where the fair value has been significantly below cost for three consecutive quarters. For fixed-maturity investments with unrealized losses due to interest rates where the Company has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery, declines in value below cost are not assumed to be other-than-temporary. The Company reviews its position quarterly and has concluded that at December 31, 2007 the declines outlined in the above table represent temporary declines and the Company does have the intent and ability to hold those securities either to maturity or to allow a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
market recovery. The Company has concluded that any impairment of its securities portfolio is not other-than-temporary, but is the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest.

The amortized cost and fair value of securities at December 31, 2007 by contractual maturity were as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties (dollars in thousands).

	Amortized	Fair
	Cost	Value

Due in one year or less	$70	$69
Due from one to five years	3,183	3,204
Due from five to ten years	17,239	17,498
Due after ten years	68,647	68,253
No scheduled maturity	49	49

Total	$89,188	$89,073

Securities with an amortized cost and fair value of $9.0 and $8.9 million, respectively, were pledged at December 31, 2007 to secure public deposits. Securities with an amortized cost and fair value of $2.2 million were pledged at December 31, 2006.

In April, 2007, the Company restructured its securities portfolio through the sale of approximately $40.5 million of securities which were yielding an average of 4.08%. Approximately $30.5 million of the proceeds from the sale of these securities were reinvested in securities yielding an average of 5.44% and the remaining $10.0 million was utilized to pay maturing short-term FHLB borrowings. The purpose was to better position the Company for an uncertain interest rate environment, improve interest rate spread and net interest margin without increasing interest rate risk, and reduce leverage. The decision to sell the securities required the Company to reclassify the securities from available-for-sale to held for trading at March 31, 2007. As a result, at March 31, 2007, the Company held $41.1 million of securities held for trading, which consisted of $24.0 million of REMIC pass-through certificates, $14.2 million of Government-sponsored enterprise securities, and $2.9 million of mortgage backed securities. All of the securities in the trading portfolio were subsequently sold in April, 2007. Proceeds from securities restructuring and sale of held-for-trading securities for the year ended December 31, 2007 were $40.5 million with realized losses of $1.4 million. The Company had no sales of held-for-trading securities for the year ended December 31, 2006.

Proceeds from the sales of securities available-for-sale for the year ended December 31, 2007 were $4.6 million. Related realized losses totaled $2,000. The Company had no sales of securities available-for-sale for the year ended December 31, 2006.
3.	Loans
The following table sets forth the composition of the Company’s loan portfolio at the dates indicated (dollars in thousands).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31,	2007	2006

Real estate — mortgage:
One-to-four family residential	$135,453	$133,821
Multi-family	11,042	18,410
Commercial	15,426	5,437

Total real estate — mortgage	161,921	157,668

Real estate — construction:
Residential	6,671	5,021
Commercial	—	1,750

Total real estate — construction	6,671	6,771

Consumer:
Home equity	17,862	9,470
Loans on savings accounts	675	493
Home improvement	281	381
Other	592	531

Total consumer	19,410	10,875

Commercial business	4,341	2,616

Total loans	$192,343	$177,930

Premium on loans purchased	310	465
Net deferred loan costs	491	432
Discount on loans purchased	(119)	(139)
Loans in process	(3,614)	(3,104)
Allowance for loan losses	(1,457)	(866)

Loans, net	$187,954	$174,718

The Company’s primary lending area is southwestern Pennsylvania. The Company requires collateral on all real estate-mortgage loans and generally maintains loan to value ratios of no greater than 80% without private mortgage insurance. Loan to value ratios on home equity loans may exceed 80%.

Activity in the allowance for loan losses was as follows (dollars in thousands).

Years Ended December 31,	2007	2006

Allowance at beginning of year	$866	$800
Provision for loan losses	1,119	84
Charge-offs	(528)	(18)
Recoveries	—	—

Net charge-offs	(528)	(18)

Allowance at end of year	$1,457	$866

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The nonaccrual loans in the following table for the years ended December 31, 2007 and 2006 consist primarily of one-to-four family residential-mortgage loans. Nonperforming loans were as follows (dollars in thousands).

December 31,	2007	2006

Accruing loans past due 90 or more days	$—	$—
Nonaccrual loans	1,281	767

Total nonperforming loans	$1,281	$767

4.	Premises and Equipment
Premises and equipment are summarized by major classifications as follows (dollars in thousands).

December 31,	2007	2006

Land and land improvements	$450	$426
Buildings and leasehold improvements	4,442	3,758
Furniture, fixtures and equipment	3,116	2,604

Total, at cost	8,008	6,788

Less: accumulated depreciation	5,052	4,626

Premises and equipment, net	$2,956	$2,162

Depreciation expense was approximately $426,000 and $295,000 for the years ended December 31, 2007 and 2006, respectively.
5.	Deposits
Deposits are summarized as follows (dollars in thousands).

December 31,	2007	2006

Noninterest-bearing demand deposits	$8,918	$5,409
Interest-bearing demand deposits	11,864	12,530
Savings accounts	23,056	26,525
Money market accounts	13,676	7,663
Certificates of deposit	98,044	91,368

Total deposits	$155,558	$143,495

Interest expense by deposit category was as follows (dollars in thousands).

Years ended December 31,	2007	2006

Interest-bearing demand deposits	$61	62
Savings accounts	250	289
Money market accounts	464	107
Certificates of deposit	4,399	3,560

Total interest expense	$5,174	$4,018

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 totaled $18.5 million and $15.8 million at December 31, 2007 and 2006, respectively. Deposit amounts in excess of $100,000 are generally not federally insured, with the exception of certain self-directed retirement accounts which are insured up to $250,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Scheduled maturities of certificates of deposit were as follows (dollars in thousands):

December 31,	2007		2006

2008	$68,144	2007	$61,192
2009	11,029	2008	9,675
2010	5,223	2009	5,087
2011	3,379	2010	4,619
2012	3,493	2011	2,925
Thereafter	6,776	Thereafter	7,870

Total	$98,044	Total	$91,368

6.	Borrowings
We utilize borrowings as a supplemental source of funds for loans and securities. The primary source of borrowings are FHLB advances and, to a limited extent, repurchase agreements. Borrowings consisted of the following (dollars in thousands).

	Weighted
	Average Rate		Balance
December 31,	2007	2006	2007	2006

Due in one year or less	3.91%	4.73%	$28,856	$40,520
Due in one to two years	4.46	3.58	20,548	15,524
Due in two to three years	4.31	3.95	21,921	5,846
Due in three to four years	4.29	3.38	7,205	11,294
Due in four to five years	4.75	4.30	16,531	8,421
Due after five years	4.38	4.16	6,013	7,718

Total advances	4.30%	4.22%	$101,074	$89,323

Advances from the FHLB are secured by the Bank’s stock in the FHLB and certain qualifying mortgage-backed securities to the extent that the defined statutory value must be at least equal to the advances outstanding. The maximum remaining borrowing capacity at the FHLB at December 31, 2007 and 2006 was approximately $85.5 million and $99.2 million, respectively. The advances are subject to restrictions or penalties in the event of prepayment.
7.	Earnings (Loss) Per Share
Basic earnings per common share is calculated by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Common stock equivalents include restricted stock awards and stock options. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. There was no dilution from stock options for the years ended December 31, 2007 and 2006. Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31,	2007	2006
(Dollars in thousands, except per share amounts)

Net (loss) income	$(1,955)	$344
Weighted-average shares outstanding:
Basic	6,328,239	6,379,211
Effect of dilutive restricted stock awards	—	50,354

Diluted	6,328,239	6,429,565

Earnings (loss) per share:
Basic	$(0.31)	$0.05
Diluted	(0.31)	0.05

8. Operating Leases
The Company leases certain properties under operating leases expiring in various years through 2017. Lease expense was $134,000 and $90,000 for the years ended December 31, 2007 and 2006, respectively.

Minimum future rental payments under noncancelable operating leases are as follows (dollars in thousands).

December 31,	2007

2008	$185
2009	180
2010	159
2011	111
2012	94
Thereafter	378

Total	$1,107

9.	Income Taxes
The difference between actual income tax (benefit) expense and the amount computed by applying the federal statutory income tax rate of 34% to income (loss) before income taxes were reconciled as follows (dollars in thousands).

Years ended December 31,	2007	2006

Computed income tax (benefit) expense	$(970)	$232
Increase (decrease) resulting from:
State taxes (net of federal benefit)	49	97
Nontaxable BOLI income	(95)	(93)
Stock-based compensation (ISO’s)	85	37
Other, net	32	64

Actual income tax (benefit) expense	$(899)	$337

Effective tax rate	N/A	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as follows (dollars in thousands).

December 31,	2007	2006

Deferred tax assets:
Allowance for loan losses	$495	$294
Investments in affordable housing projects	104	104
Postretirement benefits	691	607
Net operating loss carryforwards	716	205
Stock-based compensation (NSO’s)	38	11
Net unrealized loss on securities available-for-sale	45	475

Total deferred tax assets	2,089	1,696

Deferred tax liabilities:
Deferred loan costs	(167)	(147)
Depreciation and amortization	(20)	(62)

Total deferred tax liabilities	(187)	(209)

Net deferred tax assets	1,902	1,487
Tax credit carryforwards	1,040	1,040

Total deferred tax assets and tax credit carryforwards	$2,942	$2,527

The net operating loss carryforwards are available to offset future taxes payable with the carryforwards expiring in 2021 and 2022. Management believes that it will realize the deferred tax assets. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Income tax expense is summarized as follows (dollars in thousands).

Years ended December 31,	2007	2006

Currently payable	$—	$—
Deferred (benefit) expense	(899)	337

Total tax (benefit) expense	$(899)	$337

10.	Regulatory Matters
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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table following) of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets, all of which are defined by the regulatory agencies to which the Bank is subject. Management believes, at December 31, 2007, that the Bank meets all capital adequacy requirements to which it is subject.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2007 and 2006, the most recent notifications from the Regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change the Bank’s categorization.

The following table sets forth the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized (dollars in thousands).

					To Be Well
			For Capital		Capitalized
			Adequacy		Under Prompt
	Actual		Purposes		Corrective Action
December 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)	$31,481	21.54%	$11,692	8.00%	$14,615	10.00%
Tier I capital (to risk weighted assets)	30,024	20.54	5,846	4.00	8,769	6.00
Tier I capital (to adjusted total assets)	30,024	9.86	12,175	4.00	15,219	5.00
Tangible capital (to tangible assets)	30,024	9.86	4,566	1.50	N/A	N/A

December 31, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)	$32,608	24.61%	$10,601	8.00%	$13,252	10.00%
Tier I capital (to risk weighted assets)	31,742	23.95	5,301	4.00	7,951	6.00
Tier I capital (to adjusted total assets)	31,742	11.19	11,348	4.00	14,185	5.00
Tangible capital (to tangible assets)	31,742	11.19	4,255	1.50	N/A	N/A

The following is a reconciliation of the Bank’s equity under GAAP to regulatory capital at the dates indicated (dollars in thousands).

December 31,	2007	2006

GAAP equity	$31,034	$32,085
Goodwill	(1,080)	(1,080)
Accumulated other comprehensive loss (income)	70	737

Tier I capital	30,024	31,742
General regulatory allowance for loan losses	1,457	866

Total capital	$31,481	$32,608

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

401(k) Plan
The Company maintains a 401(k) plan for all salaried employees and may make a discretionary contribution to the plan based on a computation in relation to net income and compensation expense. The Company also matches the first 5% of employee deferrals on a graduated scale of 100% of the first 1-3%, and 50% thereafter up to a maximum of 4%. Plan expense was approximately $131,000 and $114,000 for the years ended December 31, 2007 and 2006, respectively. A full-time employee is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
eligible to participate in the plan after three months of employment, the attainment of age 21, and completion of 250 hours of service each Plan year.
Supplemental Executive Retirement Plan
The Company maintains a nonqualified defined contribution supplemental executive retirement plan (“SERP”) for certain key executive officers and a nonqualified defined benefit SERP for certain directors. The present value of estimated supplemental retirement benefits is charged to operations. A set retirement benefit is provided to the directors, but no set retirement is promised to officers, and no deferral of salary or income is required by the participants. Rather, the company has agreed to place a certain amount of funds into an insurance policy on behalf of the participants. Each year, whatever income the policy generates, in the case of officers, above and beyond a predetermined index rate will be accrued into a retirement account that has been established for the participant. The expense for the years ended December 31, 2007 and 2006 was approximately $278,000 and $235,000, respectively.
Employee Stock Ownership Plan
On April 6, 2005 the Bank established an ESOP, whereby the ESOP purchased 259,210 shares of FedFirst Financial from proceeds provided by the Company in the form of a loan. The effective date of the ESOP is January 1, 2005 and it is considered a leveraged plan. Effective January 1, 2006, a full-time employee is eligible to participate in the plan after three months of employment, the attainment of age 21, and completion of 250 hours of service in a Plan year. Each plan year, the Bank may, at its discretion, make additional contributions to the plan; however, at a minimum, the Bank has agreed to provide a contribution in the amount necessary to service the debt incurred to acquire the stock.

Shares are scheduled for release as the loan is repaid based on the interest method. The present amortization schedule calls for 17,281 shares to be released each December 31. There were no dividends declared or paid for the years ended December 31, 2007 or 2006.

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

ESOP compensation expense was $158,000 for the year ended December 31, 2007 compared to $171,000 for the year ended December 31, 2006. There were 17,281 shares earned and committed to be released and 32,344 allocated shares at December 31, 2007. At December 31, 2006, there were 17,281 shares earned and committed to be released and 16,931 allocated shares. The 207,367 and 224,648 remaining unearned/unallocated shares at December 31, 2007 and 2006 had an approximate fair market value of $1.9 and $2.2 million.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
324,012 may be issued in connection with the exercise of stock options and 129,605 may be issued as restricted stock.
On August 8, 2006, the non-employee directors (including director emeritus) were granted an aggregate of 22,500 restricted shares of common stock and 50,000 options to purchase shares of common stock. In addition, on the same date, certain officers and key employees of the Company were awarded an aggregate of 72,500 restricted shares of common stock and 183,000 options to purchase shares of common stock. The Company’s common stock closed at $10.11 per share on August 8, 2006, which is the exercise price of the options granted on that date. The market value of the restricted stock awards was approximately $960,450, before the impact of income taxes. The estimated value of the stock options was $736,280, before the impact of income taxes. The per share weighted-average fair value of stock options granted with an exercise price equal to the market value on August 8, 2006 was $3.16, using the Black-Scholes-Merton option pricing model with the following assumptions: expected life of 7 years, expected dividend rate of 0%, risk-free interest rate of 5.25% and an expected volatility of 10%, based on historical results.
On July 24, 2007, a non-employee director was granted 3,000 restricted shares of common stock and 7,500 options to purchase shares of common stock. In addition, certain officers and key employees of the Company were awarded an aggregate of 2,500 restricted shares of common stock and 5,000 options to purchase shares of common stock. The awards vest over five years at the rate of 20% per year and the stock options have a 10 year contractual life from the date of grant. The Company’s common stock closed at $9.00 per share on July 24, 2007, which is the exercise price of the options granted on that date. The market value of the restricted stock awards was approximately $49,500, before the impact of income taxes. The estimated value of the stock options was $35,000, before the impact of income taxes. The per share weighted-average fair value of stock options granted with an exercise price equal to the market value on July 24, 2007 was $2.80 using the following Black-Scholes-Merton option pricing model assumptions: expected life of 7 years, expected dividend rate of 0%, risk-free interest rate of 4.87% and an expected volatility of 13%, based on historical results.
The Company recognizes expense associated with the awards over the five-year vesting period in accordance with SFAS No. 123(R), Share-Based Payment. Compensation expense was $333,000 for the year ended December 31, 2007 compared to $141,000 for the year ended December 31, 2006. As of December 31, 2007, there was $1.3 million of total unrecognized compensation cost related to nonvested stock-based compensation compared to $1.6 million at December 31, 2006. The compensation expense cost at December 31, 2007 is expected to be recognized ratably over the remaining service period of 3.6 years. There is no intrinsic value for stock options at December 31, 2007. The realized tax benefit for stock options (NSO’s) was $27,000 and $11,000 for the years ended December 31, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Stock Options
		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Remaining
Stock-Based Compensation	Shares	Price	Term

Outstanding at January 1, 2006	—	$—
Granted	233,000	10.11
Exercised or converted	—	—
Forfeited	—	—
Expired	—	—

Outstanding at December 31, 2006	233,000	$10.11	9.75
Granted	12,500	9.00
Exercised or converted	—	—
Forfeited	6,000	10.11
Expired	—	—

Outstanding at December 31, 2007	239,500	$10.05	8.80

Exercisable at December 31, 2007	45,400	$10.11	8.75

	Stock Options		Restricted Stock Awards
	Number of	Fair-Value	Number of	Fair-Value
	Shares	Price	Shares	Price

Nonvested at January 1, 2006	—	$—	—	$—
Granted	233,000	3.16	95,000	10.11
Vested	—	—	—	—
Forfeited	—	—	—	—

Nonvested at December 31, 2006	233,000	$3.16	95,000	$10.11
Granted	12,500	2.80	5,500	9.00
Vested	45,400	3.16	18,400	10.11
Forfeited	6,000	3.16	3,000	10.11

Nonvested at December 31, 2007	194,100	$3.14	79,100	$10.03

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
The primary investment vehicles for the Company for the years ended December 31, 2007 and 2006 were mortgage-backed securities, which are comprised of diversified individual residential mortgage notes, and REMICs (real estate mortgage investment conduits), which represent a participation interest in a pool of mortgages. Mortgage-backed securities are guaranteed as to the timely repayment of principal and interest by a Government-sponsored enterprise. REMICs are created by redirecting the cash flows from the pool of mortgages underlying those securities to create two or more classes (or tranches) with different maturity or risk characteristics designed to meet a variety of investor needs and preferences. REMICs may be sponsored

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
by private issuers, such as money center banks or mortgage bankers, or by U.S. Government agencies and Government-sponsored enterprises. Investments in other securities consist of Government-sponsored securities which are made to provide and maintain liquidity within the guidelines of applicable regulations.
Substantially all of the Company’s loans, excluding those serviced by others, are made to customers located in southwestern Pennsylvania. The Company does not have any other concentration of credit risk representing greater than 10% of loans.
     Off-Balance Sheet Risk
The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, consumer and commercial lines of credit, and fixed and variable rate mortgage loan commitments with interest rates ranging from 6.125% to 7.5% and are summarized as follows (dollars in thousands).

December 31,	2007	2006

Unused revolving home equity lines of credit	$2,207	$2,080
Unused commercial business lines of credit	802	1,782
One-to-four family residential commitments	2,647	2,178
Home equity commitments	235	—
Commercial commitments	273	—

Total commitments outstanding	$6,164	$6,040

14. Fair Value of Financial Instruments
The following presents the fair value of financial instruments. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be sustained by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Loans
The fair values for one-to-four family residential loans are estimated using discounted cash flow analyses using yields from similar products in the secondary markets. The fair values of consumer and commercial loans are estimated using discounted cash flow analyses, using interest rates reported in various government releases. The fair values of multi-family and nonresidential mortgages are estimated using discounted cash flow analysis, using interest rates based on FNMA commitment rates or similar loans.
     Federal Home Loan Bank Stock
The carrying amount approximates the asset’s fair value.
     Accrued Interest Receivable and Accrued Interest Payable
The fair value of these instruments approximates the carrying value.
     Deposits
The fair values disclosed for demand deposits (eg., passbook savings accounts) are, by definition, equal to the amount payable on demand at the repricing date (i.e., their carrying amounts). Fair values of certificates of deposits are estimated using a discounted cash flow calculation that applies the Federal Home Loan Bank of Pittsburgh advance yield curve to the maturity schedule of the Bank’s certificates of deposit.
     Borrowings
The fair value of the FHLB advances and repurchase agreements are estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the carrying amount and estimated fair value of financial instruments (dollars in thousands).

	2007		2006
	Carrying	Estimated	Carrying	Estimated
December 31,	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$5,552	$5,552	$4,499	$4,499
Securities	89,073	89,073	83,045	83,045
Loans, net	187,954	190,725	174,718	173,872
FHLB stock	5,076	5,076	4,901	4,901
Accrued interest receivable	1,617	1,617	1,592	1,592

Financial liabilities:
Deposits	155,558	155,821	143,495	142,545
Borrowings	101,074	102,142	89,323	88,086
Accrued interest payable	1,529	1,529	1,499	1,499

15. Condensed Financial Statements of Parent Company
Financial information pertaining only to FedFirst Financial Corporation (dollars in thousands).
Statements of Financial Condition

December 31,	2007	2006

Assets:
Cash and cash equivalents	$10,444	$11,832
Investment in the Bank	31,034	32,085
Loan receivable, ESOP	2,200	2,325
Other assets	285	135

Total assets	$43,963	$46,377

Liabilities and Stockholder’s Equity:
Accrued expenses	190	31
Stockholder’s equity	43,773	46,346

Total liabilities and stockholder’s equity	$43,963	$46,377

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Statements of Operations

Years ended December 31,	2007	2006

Interest income	$134	$140
Operating expense	241	221

Net loss before undistributed (loss) income of subsidiary and income tax benefit	(107)	(81)
Undistributed net (loss) income of subsidiary	(1,880)	401

(Loss) income before income tax benefit	(1,987)	320

Income tax benefit	(32)	(24)

Net (loss) income	$(1,955)	$344

Statements of Cash Flows

Years ended December 31,	2007	2006

Cash flows from operating activities:
Net (loss) income	$(1,955)	$344
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Undistributed net loss (income) in subsidiary	1,880	(401)
Noncash expense for stock-based compensation	333	141
Increase in other assets	(150)	(121)
Increase in other liabilities	133	—

Net cash provided by (used in) operating activities	241	(37)

Cash flows from investing activities:
ESOP loan principal payments received	125	118

Net cash provided by investing activities	125	118

Cash flows from financing activities:
Purchases of common stock to be held in treasury	(1,775)	—
Stock awards issued, net of forfeits	21	—

Net cash (used in) provided by financing activities	(1,754)	—

Net (decrease) increase in cash and cash equivalents	(1,388)	81

Cash and cash equivalents at beginning of year	11,832	11,751

Cash and cash equivalents at end of year	$10,444	$11,832

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. Quarterly Financial Information (Unaudited)
The following table summarizes selected information regarding the Company’s results of operations for the periods indicated (dollars in thousands).

	March 31,	June 30,	September 30,	December 31,
Three Months Ended	2007	2007	2007	2007

Interest income	$3,638	$3,708	$3,825	$4,080
Interest expense	2,124	2,058	2,176	2,395

Net interest income	1,514	1,650	1,649	1,685
Provision for loan losses	45	30	395	649

Net interest income after provision for loan losses	1,469	1,620	1,254	1,036
Noninterest income	(650)	516	575	492
Noninterest expense	2,214	2,205	2,326	2,369
Minority interest in net income of consolidated subsidiary	31	7	15	(1)

Loss before income tax benefit	(1,426)	(76)	(512)	(840)
Income tax benefit	(457)	(18)	(165)	(259)

Net loss	$(969)	$(58)	$(347)	$(581)

Earnings (loss) per share basic and diluted	$(0.15)	$(0.01)	$(0.06)	$(0.09)

	March 31,	June 30,	September 30,	December 31,
Three Months Ended	2006	2006	2006	2006

Interest income	$3,322	$3,400	$3,438	$3,709
Interest expense	1,783	1,803	1,925	2,152

Net interest income	1,539	1,597	1,513	1,557
Provision for loan losses	20	20	29	15

Net interest income after provision for loan losses	1,519	1,577	1,484	1,542
Noninterest income	725	542	503	470
Noninterest expense	1,832	1,908	1,887	2,003
Minority interest in net income of consolidated subsidiary	31	6	10	4

Income before income tax expense	381	205	90	5
Income tax expense	143	55	35	104

Net income (loss)	$238	$150	$55	$(99)

Earnings (loss) per share basic and diluted	$0.04	$0.02	$0.01	$(0.02)