Form 10-K/A
period 2007-12-31
FedFirst Financial CORP
filed 2008-03-31
CIK 1308017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
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

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K of FedFirst Financial Corporation (the “Company”) for the year ended December 31, 2007, is being filed to amend and restate the Company’s Form 10-K originally filed on March 17, 2008 (the “Original Filing”), in its entirety. The only revisions to the Original Filing that are contained in this Amendment No. 1 are to the consolidated financial statements that are incorporated by reference into Item 8 and included herein. None of these revisions change the financial condition or results of operations reported in the consolidated financial statements included in the Original Filing.

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

FedFirst Financial Corporation

Date: March 31, 2008	/s/ John G. Robinson By: John G. Robinson
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FedFirst Financial Corporation and Subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Pittsburgh, Pennsylvania
March 13, 2008

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31,	2007	2006
(Dollars in thousands except share data)

Assets:

Cash and cash equivalents:
Cash and due from banks	$2,127	$1,561
Interest-earning deposits	3,425	2,938

Total cash and cash equivalents	5,552	4,499

Securities available-for-sale	89,073	83,045
Loans, net	187,954	174,718
Federal Home Loan Bank (“FHLB”) stock, at cost	5,076	4,901
Accrued interest receivable — loans	966	1,033
Accrued interest receivable — securities	651	559
Premises and equipment, net	2,956	2,162
Bank-owned life insurance	7,538	7,259
Goodwill	1,080	1,080
Real estate owned	1,119	569
Other assets	366	1,165
Deferred tax assets and tax credit carryforwards	2,942	2,527

Total assets	$305,273	$283,517

Liabilities and Stockholders’ Equity:

Deposits:
Noninterest-bearing	8,918	5,409
Interest-bearing	146,640	138,086

Total deposits	155,558	143,495

Borrowings	101,074	89,323
Advance payments by borrowers for taxes and insurance	477	254
Accrued interest payable — deposits	1,116	1,180
Accrued interest payable — borrowings	413	319
Other liabilities	2,782	2,521

Total liabilities	261,420	237,092

Minority interest in subsidiary	80	79

Stockholders’ equity:
Preferred stock $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock $0.01 par value; 20,000,000 shares authorized; 6,707,500 shares issued, 6,518,200 and 6,707,500 shares outstanding	67	67
Additional paid-in-capital	29,084	28,787
Retained earnings — substantially restricted	18,520	20,475
Accumulated other comprehensive loss, net of deferred taxes of $(45) and $(475)	(70)	(737)
Unearned Employee Stock Ownership Plan (“ESOP”)	(2,074)	(2,246)
Common stock held in treasury, at cost (189,300 and 0 shares)	(1,754)	—

Total stockholders’ equity	43,773	46,346

Total liabilities and stockholders’ equity	$305,273	$283,517

See Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,	2007	2006
(Dollars in thousands, except per share amounts)

Interest income:
Loans	$10,535	$10,004
Securities	4,186	3,421
Other interest-earning assets	530	444

Total interest income	15,251	13,869

Interest expense:
Deposits	5,174	4,018
Borrowings	3,579	3,645

Total interest expense	8,753	7,663

Net interest income	6,498	6,206

Provision for loan losses	1,119	84

Net interest income after provision for loan losses	5,379	6,122

Noninterest income:
Fees and service charges	412	361
Insurance commissions	1,639	1,527
Income from bank-owned life insurance	279	275
Net loss on sales of securities	(1,412)	—
Net gain on sales of real estate owned	—	33
Other	15	44

Total noninterest income	933	2,240

Noninterest expense:
Compensation and employee benefits	5,656	4,782
Occupancy	1,156	838
FDIC insurance premiums	22	42
Data processing	387	321
Other	1,893	1,647

Total noninterest expense	9,114	7,630

Minority interest in net income of consolidated subsidiary	52	51

(Loss) income before income tax (benefit) expense	(2,854)	681
Income tax (benefit) expense	(899)	337

Net (loss) income	$(1,955)	$344

Earnings (loss) per share:
Basic and diluted	$(0.31)	$0.05

See Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME

				Accumulated		Common
		Additional		Other		Stock	Total
	Common	Paid-in-	Retained	Comprehensive	Unearned	Held in	Stockholders’	Comprehensive
	Stock	Capital	Earnings	Loss	ESOP	Treasury	Equity	Income (Loss)

(Dollars in thousands)

Balance at January 1, 2006	$66	$28,648	$20,131	$(1,026)	$(2,419)	$—	$45,400
Comprehensive income:
Net income	—	—	344	—	—	—	344	$344
Unrealized gain on securities available-for-sale, net of tax of $(186)	—	—	—	289	—	—	289	289

Issuance of common stock	1	—	—	—	—	—	1
ESOP shares committed to be released	—	(2)	—	—	173	—	171
Stock-based compensation expense	—	141	—	—	—	—	141

Total comprehensive income								$633

Balance at December 31, 2006	$67	$28,787	$20,475	$(737)	$(2,246)	$—	$46,346
Comprehensive income:
Net loss	—	—	(1,955)	—	—	—	(1,955)	$(1,955)
Transfer of securities to held for trading, net of tax of $(553)	—	—	—	857	—	—	857	857
Reclassification adjustment on sales of securities available-for-sale, net of tax				2			2	2
Unrealized loss on securities available-for-sale, net of tax of $124	—	—	—	(192)	—	—	(192)	(192)

Purchase of common stock to be held in treasury	—	—	—	—	—	(1,775)	(1,775)
ESOP shares committed to be released	—	(14)	—	—	172	—	158
Stock-based compensation expense	—	333	—	—	—	—	333
Stock awards issued	—	(51)	—	—	—	51	—
Stock awards forfeited	—	29	—	—	—	(30)	(1)

Total comprehensive (loss)								$(1,288)

Balance at December 31, 2007	$67	$29,084	$18,520	$(70)	$(2,074)	$(1,754)	$43,773

See Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2007	2006
(Dollars in thousands)

Cash flows from operating activities:
Net (loss) income	$(1,955)	$344
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Minority interest in net income of consolidated subsidiary	52	51
Provision for loan losses	1,119	84
Depreciation	426	295
Net loss on sales of securities	1,412	—
Proceeds from sales of securities held for trading	40,483	—
Proceeds from principal repayments of securities held for trading	638	—
Net gain on sales of real estate owned	—	(33)
Net gain on sale of student loan portfolio	—	(29)
Deferred income tax (benefit) expense	(946)	293
Net (amortization) accretion of security premiums and loan costs	(632)	187
Noncash expense for ESOP	158	171
Noncash expense for stock-based compensation	333	141
Increase in bank-owned life insurance	(279)	(275)
Decrease (increase) in other assets	759	(1,065)
Increase in other liabilities	412	1,038

Net cash provided by operating activities	41,980	1,202

Cash flows from investing activities:
Net loan originations	(15,050)	(5,127)
Proceeds from sale of student loan portfolio	12	1,441
Proceeds from maturities of and principal repayments of securities available-for-sale	16,045	14,352
Proceeds from sales of securities available-for-sale	4,569	—
Purchases of securities available-for-sale	(67,370)	(19,146)
Purchases of premises and equipment	(1,220)	(387)
(Decrease) increase in FHLB stock, at cost	(175)	246
Proceeds from sales of real estate owned	—	92

Net cash used in investing activities	(63,189)	(8,529)

Cash flows from financing activities:
Net increase (decrease) in borrowings	11,751	(13,081)
Net increase in deposits	12,063	18,598
Increase (decrease) in advance payments by borrowers for taxes and insurance	223	(37)
Purchases of common stock to be held in treasury	(1,775)	—

Net cash provided by financing activities	22,262	5,480

Net increase (decrease) in cash and cash equivalents	1,053	(1,847)
Cash and cash equivalents, beginning of year	4,499	6,346

Cash and cash equivalents, end of year	$5,552	$4,499

Supplemental cash flow information:
Cash paid for:
Interest on deposits and borrowings	$8,723	$7,125
Income tax expense	49	64

Transfer of securities from available-for-sale to held for trading	42,531	—

Real estate acquired in settlement of loans	607	569

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

As of December 31, 2007 and 2006, there were no loans deemed to be impaired.

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

Years ended December 31,	2007	2006

Computed income tax (benefit) expense	$(970)	$232
Increase (decrease) resulting from:
State taxes (net of federal benefit)	54	99
Nontaxable BOLI income	(95)	(93)
Stock-based compensation (ISO’s)	85	37
Other, net	27	62

Actual income tax (benefit) expense	$(899)	$337

Effective tax rate	N/A	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as follows (dollars in thousands).

December 31,	2007	2006

Deferred tax assets:
Allowance for loan losses	$495	$294
Investments in affordable housing projects	104	104
Postretirement benefits	691	607
Net operating loss carryforwards – federal	716	205
Stock-based compensation (NSO’s)	38	11
Net unrealized loss on securities available-for-sale	45	475

Total deferred tax assets	2,089	1,696

Deferred tax liabilities:
Deferred loan costs	(167)	(147)
Depreciation and amortization	(20)	(62)

Total deferred tax liabilities	(187)	(209)

Net deferred tax assets	1,902	1,487
Tax credit carryforwards	1,040	1,040

Total deferred tax assets and tax credit carryforwards	$2,942	$2,527

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

Income tax expense is summarized as follows (dollars in thousands).

Years ended December 31,	2007	2006

Currently payable	$47	$44
Deferred (benefit) expense	(946)	293

Total tax (benefit) expense	$(899)	$337

10.	Regulatory Matters
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the carrying amount and estimated fair value of financial instruments (dollars in thousands).

	2007		2006
	Carrying	Estimated	Carrying	Estimated
December 31,	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$5,552	$5,552	$4,499	$4,499
Securities	89,073	89,073	83,045	83,045
Loans, net	187,954	190,725	174,718	173,872
FHLB stock	5,076	5,076	4,901	4,901
Accrued interest receivable	1,617	1,617	1,592	1,592

Financial liabilities:
Deposits	155,558	155,821	143,495	142,545
Borrowings	101,074	102,142	89,323	88,086
Accrued interest payable	1,529	1,529	1,499	1,499

15. Condensed Financial Statements of Parent Company
Financial information pertaining only to FedFirst Financial Corporation (dollars in thousands).
Statements of Financial Condition

December 31,	2007	2006

Assets:
Cash and cash equivalents	$10,444	$11,832
Investment in the Bank	31,034	32,085
Loan receivable, ESOP	2,200	2,325
Other assets	285	135

Total assets	$43,963	$46,377

Liabilities and Stockholder’s Equity:
Accrued expenses	190	31
Stockholder’s equity	43,773	46,346

Total liabilities and stockholder’s equity	$43,963	$46,377

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Statements of Operations

Years ended December 31,	2007	2006

Interest income	$134	$140
Operating expense	241	221

Loss before undistributed (loss) income of subsidiary and income tax benefit	(107)	(81)
Undistributed net (loss) income of subsidiary	(1,880)	401

(Loss) income before income tax benefit	(1,987)	320

Income tax benefit	(32)	(24)

Net (loss) income	$(1,955)	$344

Statements of Cash Flows

Years ended December 31,	2007	2006

Cash flows from operating activities:
Net (loss) income	$(1,955)	$344
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Undistributed net loss (income) in subsidiary	1,880	(401)
Noncash expense for stock-based compensation	333	141
Increase in other assets	(129)	(121)
Increase in other liabilities	133	—

Net cash provided by (used in) operating activities	262	(37)

Cash flows from investing activities:
ESOP loan principal payments received	125	118

Net cash provided by investing activities	125	118

Cash flows from financing activities:
Purchases of common stock to be held in treasury	(1,775)	—

Net cash (used in) provided by financing activities	(1,775)	—

Net (decrease) increase in cash and cash equivalents	(1,388)	81

Cash and cash equivalents at beginning of year	11,832	11,751

Cash and cash equivalents at end of year	$10,444	$11,832

16. Segment and Related Information
Exchange Underwriters, Inc. is managed separately from the banking and related financial services that the Company offers. Exchange Underwriters, Inc. is a full-service, independent insurance agency that offers property and casualty, commercial general liability, surety and other insurance products. The following table sets forth the segment information for 2007 and 2006 (dollars in thousands).

December 31,	2007	2006
Insurance commissions	$1,639	$1,527
Income before income tax expense	472	448
Total assets	1,258	1,542

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. Quarterly Financial Information (Unaudited)
The following table summarizes selected information regarding the Company’s results of operations for the periods indicated (dollars in thousands).

	March 31,	June 30,	September 30,	December 31,
Three Months Ended	2007	2007	2007	2007

Interest income	$3,638	$3,708	$3,825	$4,080
Interest expense	2,124	2,058	2,176	2,395

Net interest income	1,514	1,650	1,649	1,685
Provision for loan losses	45	30	395	649

Net interest income after provision for loan losses	1,469	1,620	1,254	1,036
Noninterest income	(650)	516	575	492
Noninterest expense	2,214	2,205	2,326	2,369
Minority interest in net income of consolidated subsidiary	31	7	15	(1)

Loss before income tax benefit	(1,426)	(76)	(512)	(840)
Income tax benefit	(457)	(18)	(165)	(259)

Net loss	$(969)	$(58)	$(347)	$(581)

Loss per share basic and diluted	$(0.15)	$(0.01)	$(0.06)	$(0.09)

	March 31,	June 30,	September 30,	December 31,
Three Months Ended	2006	2006	2006	2006

Interest income	$3,322	$3,400	$3,438	$3,709
Interest expense	1,783	1,803	1,925	2,152

Net interest income	1,539	1,597	1,513	1,557
Provision for loan losses	20	20	29	15

Net interest income after provision for loan losses	1,519	1,577	1,484	1,542
Noninterest income	725	542	503	470
Noninterest expense	1,832	1,908	1,887	2,003
Minority interest in net income of consolidated subsidiary	31	6	10	4

Income before income tax expense	381	205	90	5
Income tax expense	143	55	35	104

Net income (loss)	$238	$150	$55	$(99)

Earnings (loss) per share basic and diluted	$0.04	$0.02	$0.01	$(0.02)