Form 10-Q
period 2008-03-31
FedFirst Financial CORP
filed 2008-05-09
CIK 1308017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(724) 684-6800
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of May 6, 2008, the issuer had 6,409,000 shares of common stock outstanding.

FORM 10-Q
INDEX

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	1

Consolidated Statements of Financial Condition at March 31, 2008 (Unaudited) and December 31, 2007	1

Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2008 and 2007	2

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the Three Months Ended March 31, 2008 and 2007 (Unaudited)	3

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007 (Unaudited)	4

Notes to the Unaudited Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	21

Item 6. Exhibits	21

SIGNATURES
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2008	2007
(Dollars in thousands, except share data)	(UNAUDITED)

Assets:

Cash and cash equivalents:
Cash and due from banks	$1,782	$2,127
Interest-earning deposits	3,806	3,425

Total cash and cash equivalents	5,588	5,552

Securities available-for-sale	103,496	89,073
Loans, net	193,183	187,954
Federal Home Loan Bank (“FHLB”) stock, at cost	5,961	5,076
Accrued interest receivable — loans	982	966
Accrued interest receivable — securities	518	651
Premises and equipment, net	2,898	2,956
Bank-owned life insurance	7,605	7,538
Goodwill	1,080	1,080
Real estate owned	766	1,119
Other assets	957	366
Deferred tax assets and tax credit carryforwards	2,756	2,942

Total assets	$325,790	$305,273

Liabilities and Stockholders’ Equity:

Deposits:
Noninterest-bearing	10,832	8,918
Interest-bearing	151,033	146,640

Total deposits	161,865	155,558

Borrowings	115,147	101,074
Advance payments by borrowers for taxes and insurance	472	477
Accrued interest payable — deposits	1,223	1,116
Accrued interest payable — borrowings	491	413
Other liabilities	3,110	2,782

Total liabilities	282,308	261,420

Minority interest in subsidiary	71	80

Stockholders’ equity:
Preferred stock $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock $0.01 par value; 20,000,000 shares authorized; 6,707,500 shares issued and 6,479,100 and 6,518,200 shares outstanding	67	67
Additional paid-in-capital	29,165	29,084
Retained earnings — substantially restricted	18,343	18,520
Accumulated other comprehensive loss, net of deferred taxes of $(19) and $(45)	(30)	(70)
Unearned Employee Stock Ownership Plan (“ESOP”)	(2,030)	(2,074)
Common stock held in treasury, at cost (228,400 and 189,300 shares)	(2,104)	(1,754)

Total stockholders’ equity	43,411	43,773

Total liabilities and stockholders’ equity	$325,790	$305,273

See Notes to the Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months
	Ended March 31,
(Dollars in thousands, except per share data)	2008	2007

Interest income:
Loans	$2,818	$2,494
Securities	1,386	1,025
Other interest-earning assets	102	119

Total interest income	4,306	3,638

Interest expense:
Deposits	1,308	1,168
Borrowings	1,118	956

Total interest expense	2,426	2,124

Net interest income	1,880	1,514

Provision for loan losses	59	45

Net interest income after provision for loan losses	1,821	1,469

Noninterest income:
Fees and service charges	102	95
Insurance commissions	720	591
Income from bank-owned life insurance	67	70
Net gain (loss) on sales of securities	156	(1,409)
Loss on sale of real estate owned	(3)	—
Other	3	3

Total noninterest income	1,045	(650)

Noninterest expense:
Compensation and employee benefits	1,462	1,420
Occupancy	341	253
FDIC insurance premiums	6	6
Data processing	106	90
Other	439	445

Total noninterest expense	2,354	2,214

Minority interest in net income of consolidated subsidiary	43	31

Income (loss) before income tax expense (benefit)	469	(1,426)
Income tax expense (benefit)	201	(457)

Net income (loss)	$268	$(969)

Earnings (loss) per share:
Basic and diluted	$0.04	$(0.15)

Weighted-average shares outstanding:
Basic	6,231,354	6,390,012
Diluted	6,231,516	6,393,516
See Notes to the Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

				Accumulated		Common
		Additional		Other		Stock	Total
	Common	Paid-in-	Retained	Comprehensive	Unearned	Held in	Stockholders’	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	ESOP	Treasury	Equity	(Loss) Income

(Dollars in thousands)

Balance at January 1, 2007	$67	$28,787	$20,475	$(737)	$(2,246)	$—	$46,346
Comprehensive income:
Net loss	—	—	(969)	—	—	—	(969)	$(969)
Transfer of securities to held for trading, net of tax of $(552)	—	—	—	857	—	—	857	857
Unrealized loss on securities available-for-sale, net of tax of $(57)	—	—	—	(90)	—	—	(90)	(90)

ESOP shares committed to be released (4,320 shares)	—	(3)	—	—	43	—	40
Stock-based compensation expense	—	85	—	—	—	—	85

Total comprehensive loss								$(202)

Balance at March 31, 2007	$67	$28,869	$19,506	$30	$(2,203)	$—	$46,269

				Accumulated		Common
		Additional		Other		Stock	Total
	Common	Paid-in-	Retained	Comprehensive	Unearned	Held in	Stockholders’	Comprehensive
	Stock	Capital	Earnings	(Loss) Income	ESOP	Treasury	Equity	Income (Loss)

Balance at January 1, 2008	$67	$29,084	$18,520	$(70)	$(2,074)	$(1,754)	$43,773
Comprehensive income:
Net income	—	—	268	—	—	—	268	$268
Unrealized gain on securities available-for-sale, net of tax of $125	—	—	—	194	—	—	194	194
Reclassification adjustment on sales of securities available-for-sale, net of tax of $99	—	—	—	(154)	—	—	(154)	(154)

Cumulative effect adjustment on benefit plan reserve	—	—	(445)	—	—	—	(445)
Purchase of common stock to be held in treasury (39,100 shares)	—	—	—	—	—	(350)	(350)
ESOP shares committed to be released (4,320 shares)	—	(6)	—	—	44	—	38
Stock-based compensation expense	—	87	—	—	—	—	87

Total comprehensive income								$308

Balance at March 31, 2008	$67	$29,165	$18,343	$(30)	$(2,030)	$(2,104)	$43,411

See Notes to the Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Period
	Ended March 31,
(Dollars in thousands)	2008	2007

Cash flows from operating activities:
Net income (loss)	$268	$(969)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Minority interest in net income of consolidated subsidiary	43	31
Provision for loan losses	59	45
Depreciation	122	85
Net (gain) loss on sales of securities	(156)	1,409
Net loss on sale of real estate owned	3	—
Net (amortization) accretion of security premiums and loan costs	(20)	51
Non cash expense for ESOP	38	40
Non cash expense for stock-based compensation	87	85
Increase in bank-owned life insurance	(67)	(70)
(Increase) decrease in other assets	(293)	56
Increase (decrease) in other liabilities	505	(492)

Net cash provided by operating activities	589	271

Cash flows from investing activities:
Net loan originations	(5,445)	(1,437)
Proceeds from maturities of and principal repayments of securities available-for-sale	5,402	7,468
Proceeds from sales of securities available-for-sale	8,766	—
Purchases of securities available-for-sale	(28,352)	(4,439)
Purchases of premises and equipment	(64)	(191)
(Increase) decrease in FHLB stock, at cost	(885)	60

Net cash (used in) provided by investing activities	(20,578)	1,461

Cash flows from financing activities:
Net increase (decrease) in borrowings	14,073	(2,188)
Net increase in deposits	6,307	4,226
(Decrease) increase in advance payments by borrowers for taxes and insurance	(5)	167
Purchases of common stock held in treasury	(350)	—

Net cash provided by financing activities	20,025	2,205

Net increase in cash and cash equivalents	36	3,937
Cash and cash equivalents, beginning of period	5,552	4,499

Cash and cash equivalents, end of period	$5,588	$8,436

Supplemental cash flow information:
Cash paid for:
Interest on deposits and borrowings	$2,241	$1,958
Income tax expense	16	12

Transfer of securities from available-for-sale to held for trading	—	42,531

Real estate acquired in settlement of loans	160	—
See Notes to the Unaudited Consolidated Financial Statements

Notes to the Unaudited Consolidated Financial Statements
Note 1. Basis of Presentation/Nature of Operations
The accompanying unaudited Consolidated Financial Statements include the accounts of FedFirst Financial Corporation, a federally chartered holding company (“FedFirst Financial” or the “Company”), whose wholly owned subsidiaries are First Federal Savings Bank (the “Bank”), a federally chartered stock savings bank, and FedFirst Exchange Corporation (“FFEC”), a subsidiary of the Bank. FFEC has an 80% controlling interest in Exchange Underwriters, Inc. Exchange Underwriters, Inc. is an independent insurance agency that offers property and casualty, commercial liability, surety and other insurance products. The Company is a majority owned subsidiary of FedFirst Financial Mutual Holding Company (“FFMHC”), a federally chartered mutual holding company. FFMHC has virtually no operations and assets other than an investment in the Company, and is not included in these financial statements. All significant intercompany transactions have been eliminated.
We operate as a community-oriented financial institution offering residential, multi-family and commercial mortgages, consumer loans and commercial business loans as well as a variety of deposit products for individuals and businesses from nine locations in southwestern Pennsylvania. We conduct insurance brokerage activities through Exchange Underwriters, Inc. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.
The unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary to make the consolidated financial statements not misleading have been included. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as amended. Certain items previously reported have been reclassified to conform with the current reporting period’s format. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year or any other interim period.
In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to determination of the allowance for losses on loans, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, evaluation of securities for other-than-temporary impairment and the valuation of deferred tax assets.
Note 2. Recent Accounting Pronouncements
Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (“ARB”) No. 51. In December, 2007 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS 160 establishes standards related to the treatment of noncontrolling interests. A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS No. 160 will require noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside permanent equity. The Statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed.

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
The Fair Value Option for Financial Assets and Financial Liabilities: In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing certain entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. This statement, which did not have a material effect on the Company’s financial condition or operations, was adopted on January 1, 2008.
Fair Value Measurements: In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, however, for some entities the application of this Statement will change current practice. This statement, which did not have a material effect on the Company’s financial condition or operations, was adopted on January 1, 2008.
Effective Date of FASB Statement No. 157: In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, that permits a one-year deferral in applying the measurement provisions of SFAS 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of SFAS 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applied SFAS 157 in interim or annual financial statements prior to the issuance of FSP 157-2. This staff position will not have a material effect on the Company’s financial condition or operations upon adoption.
Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements: In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-4 stating that for an endorsement split-dollar life insurance arrangement, an employer should recognize a liability for future benefits based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. The Company recognized the effects of applying the consensus on this issue through a $445,000 cumulative-effect adjustment to retained earnings at January 1, 2008.

Note 3. Securities
The following table sets forth the amortized cost and fair value of securities available-for-sale at the dates indicated (dollars in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2008	Cost	Gains	Losses	Value

Government-Sponsored Enterprises	$15,712	$421	$—	$16,133
Mortgage-backed	57,173	814	11	57,976
REMICs	26,616	290	1,005	25,901
Corporate debt	3,995	—	558	3,437
Equities	49	—	—	49

Total securities available-for-sale	$103,545	$1,525	$1,574	$103,496

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	Cost	Gains	Losses	Value

Government-Sponsored Enterprises	$22,321	$353	$—	$22,674
Mortgage-backed	34,948	242	37	35,153
REMICs	27,875	80	478	27,477
Corporate debt	3,995	—	275	3,720
Equities	49	—	—	49

Total securities available-for-sale	$89,188	$675	$790	$89,073

The Company adopted SFAS 157 on January 1, 2008. SFAS 157 establishes a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Financial instruments are categorized based on the following characteristics or inputs to the valuation techniques:
Level 1 —	Quoted prices for identical instruments in active markets.

Level 2 —	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are active, and model derived valuations in which significant inputs or significant drivers are observable in active markets.

Level 3 —	Valuations derived from valuation techniques in which one or more significant inputs or significant drivers are unobservable.

The following tables set forth the fair value hierarchy of securities at March 31, 2008.

	Significant Other	Significant
(Dollars in thousands)	Observable Inputs	Unobservable Inputs
March 31, 2008	(Level 2)	(Level 3)	Total

Securities available-for-sale	$100,722	$2,774	$103,496

Significant
Unobservable Inputs
(Dollars in thousands)	(Level 3)

December 31, 2007	$4,333
Total unrealized losses	(230)
Purchases	—
Settlements	—
Paydowns and maturities	—
Transfers in/(out) of level 3	(1,329)

March 31, 2008	$2,774

The amount of total unrealized losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains (losses) relating to assets still held at March 31, 2008	$(363)

The level 3 securities at March 31, 2008 are comprised of six securities; two corporate debt securities (pooled Trust Preferred insurance corporation obligations) that account for $2.1 million, or 76.8%, one REMIC private label prime fixed securities at $626,000, or 22.6% and three nominal Government-Sponsored Enterprise securities. As noted in the table above, reclassifications of securities are reported as transfers in/(out) of level 3 and are the result of the ability to obtain observable data and pricing.

The following table presents gross unrealized losses and fair value of securities aggregated by category and length of time that individual securities have been in a continuous loss position at the dates indicated (dollars in thousands).

	Less than 12 months			12 months or more			Total

	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
March 31, 2008	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses

Mortgage-backed	3	$2,919	$10	2	$17	$1	5	$2,936	$11

REMICs:
Private label issuer:
Prime fixed and adjustable rate	3	1,135	19	1	732	79	4	1,867	98
Alt-A fixed rate	10	9,938	878	—	—	—	10	9,938	878
Government-sponsored enterprises	2	581	28	1	30	1	3	611	29

Total REMICs	15	11,654	925	2	762	80	17	12,416	1,005

Corporate debt	—	—	—	3	3,437	558	3	3,437	558

Total securities temporarily impaired	18	$14,573	$935	7	$4,216	$639	25	$18,789	$1,574

	Less than 12 months			12 months or more			Total

	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
December 31, 2007	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses

Mortgage-backed	8	$9,946	$35	3	$119	$2	11	$10,065	$37

REMICs:
Private label issuer:
Prime fixed and adjustable rate	2	778	2	2	1,028	16	4	1,806	18
Alt-A fixed rate	7	8,390	380	1	766	57	8	9,156	437
Government-sponsored enterprises	3	3,277	22	5	130	1	8	3,407	23

Total REMICs	12	12,445	404	8	1,924	74	20	14,369	478

Corporate debt	—	—	—	3	3,720	275	3	3,720	275

Total securities temporarily impaired	20	$22,391	$439	14	$5,763	$351	34	$28,154	$790

The Company invests in and is subject to credit risk related to private label mortgage-backed securities that are directly supported by underlying mortgage loans. The Company’s private label mortgage-backed securities are credit-enhanced, senior tranches of securities in which the subordinate classes of the securities provide credit support for the senior class of securities. Losses in the underlying loan pool would generally have to exceed the credit support provided by the subordinate classes of securities before the senior class of securities would experience any credit losses.
The Company invests in corporate debt and is subject to credit risk related to pooled Trust Preferred insurance corporation obligations.
The Company has reviewed its available for sale investment securities at March 31, 2008 and has determined that all unrealized losses are temporary, based on an evaluation of the creditworthiness of the issuers/guarantors as well as the underlying collateral, if applicable, and other facts and circumstances. The Company monitors the credit ratings of all securities for downgrades as well as placement on negative outlook or credit watch. Also, management evaluates other facts and circumstances that may be indicative of an other than temporary impairment condition. Additionally, the Company has the ability and the intent to hold such securities through to recovery of the unrealized losses. The ability and intent of the Company is demonstrated by the fact that the Company is well capitalized and has no need to sell these securities. As a result of this evaluation, management does not believe it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the individual securities. Therefore, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2008.

Note 4. Loans
The following table sets forth the composition of our loan portfolio at the dates indicated.

	March 31, 2008		December 31, 2007		March 31, 2007
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Real estate-mortgage:
One-to-four family residential	$137,827	70.1%	$135,453	70.4%	$132,800	74.4%
Multi-family	10,147	5.2	11,042	5.7	16,411	9.2
Commercial	16,029	8.2	15,426	8.0	8,039	4.5

Total real estate-mortgage	164,003	83.5	161,921	84.1	157,250	88.1

Real estate-construction:
Residential	5,503	2.8	6,671	3.5	4,422	2.5
Commercial	—	—	—	—	1,750	1.0

Total real estate-construction	5,503	2.8	6,671	3.5	6,172	3.5

Consumer:
Home equity	19,149	9.8	17,862	9.3	11,162	6.3
Loans on savings accounts	521	0.3	675	0.4	374	0.2
Home improvement	268	0.1	281	0.1	378	0.2
Other	597	0.3	592	0.3	579	0.3

Total consumer	20,535	10.5	19,410	10.1	12,493	7.0

Commercial business	6,352	3.2	4,341	2.3	2,566	1.4

Total loans	$196,393	100.0%	$192,343	100.0%	$178,481	100.0%

Premium on loans purchased	294		310		433
Net deferred loan costs	507		491		426
Discount on loans purchased	(116)		(119)		(128)
Loans in process	(2,550)		(3,614)		(2,219)
Allowance for loan losses	(1,345)		(1,457)		(911)

Loans, net	$193,183		$187,954		$176,082

Nonperforming Assets. The following table provides information with respect to our nonperforming assets at the dates indicated.

	March 31,	December 31,	March 31,
(Dollars in thousands)	2008	2007	2007

Nonaccrual loans:
Real estate — mortgage	$803	$1,264	$538
Real estate — construction	—	—	—
Consumer	23	17	174
Commercial business	—	—	—

Total	826	1,281	712

Accruing loans past due 90 days or more	—	—	—

Total of nonaccrual and 90 days or more past due loans	826	1,281	712
Real estate owned	766	1,119	569

Total nonperforming assets	$1,592	$2,400	$1,281

Troubled debt restructurings	—	—	—

Troubled debt restructurings and total nonperforming assets	$1,592	$2,400	$1,281

Total nonperforming loans to total loans	0.42%	0.67%	0.40%
Total nonperforming loans to total assets	0.25	0.42	0.25
Total nonperforming assets to total assets	0.49	0.79	0.45
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

	Three Months	Year	Three Months
	Ended	Ended	Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2008	2007	2007

Allowance at beginning of period	$1,457	$866	$866
Provision for loan losses	59	1,119	45
Charge-offs	(171)	(528)	—
Recoveries	—	—	—

Net charge-offs	(171)	(528)	—

Allowance at end of period	$1,345	$1,457	$911

As of March 31, 2008, there were no loans deemed to be impaired.

Note 5. Deposits
The following table sets forth the balances of our deposit products at the dates indicated.

	March 31, 2008		December 31, 2007		March 31, 2007
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Noninterest-bearing demand deposits	$10,832	6.7%	$8,918	5.7%	$7,005	4.8%
Interest-bearing demand deposits	11,791	7.3	11,864	7.6	13,469	9.1
Savings accounts	23,441	14.5	23,056	14.8	25,907	17.5
Money market accounts	18,582	11.5	13,676	8.8	9,858	6.7
Certificates of deposit	97,219	60.0	98,044	63.1	91,482	61.9

Total deposits	$161,865	100.0%	$155,558	100.0%	$147,721	100.0%

Note 6. Borrowings
We utilize borrowings as a supplemental source of funds for loans and securities. The primary source of borrowings are FHLB advances and, to a limited extent, repurchase agreements. The following table sets forth information concerning our borrowings for the periods indicated.

	Three Months	Year	Three Months
	Ended	Ended	Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2008	2007	2007

Maximum amount outstanding at any month end during the period	$121,776	$101,074	$89,663
Average amounts outstanding during the period	109,067	82,880	88,867
Weighted average rate during the period	4.10%	4.32%	4.30%
Balance outstanding at end of period	$115,147	$101,074	$87,135
Weighted average rate at end of period	3.86%	4.30%	4.24%
Note 7. Earnings (Loss) Per Share
Basic earnings per common share is calculated by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Common stock equivalents include restricted stock awards and stock options. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. There was no dilution from stock options for the three months ended March 31, 2008. Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2008	2007

Net income (loss)	$268	$(969)
Weighted-average shares outstanding:
Basic	6,231,354	6,390,012
Effect of dilutive stock options and restrictive stock awards	162	3,504

Diluted	6,231,516	6,393,516

Earnings (loss) per share:
Basic	$0.04	$(0.15)
Diluted	$0.04	$(0.15)
Note 8. Insurance Activities of Exchange Underwriters, Inc. and Related Information
Exchange Underwriters, Inc. is managed separately from the banking and related financial services that the Company offers. Exchange Underwriters, Inc. is a full-service, independent insurance agency that offers property and casualty, commercial general liability, surety and other insurance products. The following table sets forth information for Exchange Underwriters, Inc. for the dates indicated.

	March 31,	December 31,	March 31,
(Dollars in thousands)	2008	2007	2007

Insurance commissions	$720	$1,639	$591
Income before income tax expense	372	472	271
Total assets	1,070	1,258	1,018
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion should be read in conjunction with the unaudited consolidated financial statements, notes and tables included in this report. For further information, refer to the consolidated financial statements and notes included in FedFirst Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, as amended.
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
Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include the following: interest rate trends; the general economic climate in the market area in which FedFirst Financial operates, as well as nationwide; FedFirst Financial’s ability to control costs and expenses; competitive products and pricing; loan delinquency rates and changes in federal and state legislation and regulation. Additional factors that may affect our results are discussed in FedFirst Financial’s Annual Report on Form 10-K under “Item 1A. Risk Factors.” These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. FedFirst Financial assumes no obligation to update any forward-looking statements.
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
We operate as a community-oriented financial institution offering residential, multi-family and commercial mortgages, consumer loans and commercial business loans as well as a variety of deposit products for individuals and businesses from nine locations in southwestern Pennsylvania. We conduct insurance brokerage activities through Exchange Underwriters, Inc., an 80%-owned subsidiary. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.
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
Our website address is www.firstfederal-savings.com. Information on our website should not be considered a part of this Form 10-Q.
Balance Sheet Analysis
Assets. Total assets at March 31, 2008 were $325.8 million, an increase of $20.5 million, or 6.7%, from total assets of $305.3 million at December 31, 2007.
Securities available-for-sale increased $14.4 million, or 16.2%, to $103.5 million at March 31, 2008. During the quarter, the Company purchased $24.4 million in mortgage-backed securities and $4.0 million in Government-sponsored enterprise securities, which was partially offset by the sales and calls of $10.8 million in Government-sponsored enterprise securities and paydowns. This activity was based on an evaluation of the securities portfolio in light of the current economic environment, whereby the Company determined there were several securities likely to be called.
Loans, net, increased $5.2 million, or 2.8%, to $193.2 million at March 31, 2008 compared to $188.0 million at December 31, 2007. The increase was primarily the result of growth in commercial business, one-to-four family residential real estate, home equity, and commercial real estate loans partially offset by a large payoff on a multi-family loan.
Real estate owned decreased $353,000 to $766,000 at March 31, 2008 compared to $1.1 million at December 31, 2007. During the quarter, the Company sold one real estate owned property. The $509,000 payment for this property was not yet received and was being held as a receivable as of March 31, 2008. We also transferred a one-to-four family residential real estate property valued at $160,000 into real estate owned. As part of taking possession of this property, the Company recorded a $171,000 charge-off.
Liabilities. Total liabilities at March 31, 2008 were $282.3 million, compared to $261.4 million at December 31, 2007, an increase of $20.9 million, or 8.0%.

Total deposits increased $6.3 million, or 4.1%, to $161.9 million at March 31, 2008 compared to $155.6 million at December 31, 2007. The increase in deposits was primarily in money market deposit and noninterest-bearing demand deposit accounts. The Company offered a competitive rate on its money market accounts at select branches to attract new customers with the intention of retaining and building on such relationships in the future. In addition, the relationships developed with our loan customers have helped drive the increase in money market accounts as well as in noninterest bearing demand deposits. This increase was partially offset by a decrease in certificates of deposit, primarily in short-term certificates. Although certificates of deposit declined, the two to three year category reflected growth due to our sales effort to extend liabilities from shorter terms.
Borrowings increased $14.1 million, or 13.9%, to $115.1 million at March 31, 2008 compared to $101.1 million at December 31, 2007. We utilized borrowings to purchase securities and, to a lesser extent, fund loan growth.
Stockholders’ Equity. Stockholders’ equity was $43.4 million at March 31, 2008, a decrease of $362,000 from December 31, 2007. The decrease in stockholders’ equity was primarily due to the repurchase of $350,000 in common stock and the recognition of a cumulative effect adjustment of $445,000 in the Company’s bank owned life insurance benefit plan reserve as a result of the adoption of EITF Issue No. 06-4. The decrease was partially offset by net income of $268,000 for the three months ended March 31, 2008, the impact of compensation expense related to the Equity Incentive Plan, and the release of shares from the Employee Stock Ownership Plan (“ESOP”).
Results of Operations for the Three Months Ended March 31, 2008 and 2007
Overview. The Company had net income of $268,000 for the three months ended March 31, 2008, compared to a net loss of $969,000 for the same period in 2007. In the prior period, the Company recognized a $1.4 million pre-tax loss related to the securities portfolio restructuring completed in April 2007.

	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007

Net income (loss)	$268	$(969)
Return on average assets	0.34%	(1.36)%
Return on average equity	2.48	(8.35)
Average equity to average assets	13.54	16.29
Net Interest Income. Net interest income for the three months ended March 31, 2008 increased $366,000 to $1.9 million. Interest rate spread and net interest margin were 2.01% and 2.50%, respectively, for the three months ended March 31, 2008 compared to 1.71% and 2.26%, respectively, for the three months ended March 31, 2007. The improvement in interest rate spread and net interest margin is primarily attributed to the securities restructuring completed in April 2007, which improved the yield on the securities portfolio, and the growth of the loan portfolio.
Interest income increased $668,000, or 18.4%, to $4.3 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 due to an increase of 31 basis points in the average yield and an increase of $32.2 million in the average balance of interest-earning assets. Interest income on loans increased $324,000 due to an increase of $15.1 million in the average balance, primarily driven by increases in commercial real estate and home equity loans, and an increase of 23 basis points in yield. Interest income on securities increased $361,000 due to an increase of $14.5 million in the average balance and an increase of 75 basis points in yield. The increase in yield on securities is related to the securities restructuring in April 2007.
Interest expense increased $302,000, or 14.2%, to $2.4 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Interest expense on deposits increased $140,000 due to an increase of $12.2 million in the average balance and an increase of 10 basis points in cost. Interest expense on borrowings increased $162,000 due to an increase of $20.2 million in the average balance, partially offset by a decrease of 20 basis points in cost.

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

	Three Months Ended March 31,
	2008			2007
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Assets:
Interest-earning assets:
Loans, net (1)(2)	$190,664	$2,818	5.91%	$175,531	$2,494	5.68%
Securities (3)	98,732	1,386	5.62	84,227	1,025	4.87
Other interest-earning assets	10,908	102	3.74	8,385	119	5.68

Total interest-earning assets	300,304	$4,306	5.74	268,143	$3,638	5.43
Noninterest-earning assets	19,291			16,652

Total assets	$319,595			$284,795

Liabilities and Stockholders’ equity:
Interest-bearing liablities:
Interest-bearing demand deposits	$11,899	$14	0.47%	$12,996	$15	0.46%
Savings accounts	23,111	51	0.88	26,245	65	0.99
Money market accounts	15,269	127	3.33	8,529	75	3.52
Certificates of deposit	101,162	1,116	4.41	91,510	1,013	4.43

Total interest-bearing deposits	151,441	1,308	3.45	139,280	1,168	3.35

Borrowings	109,067	1,118	4.10	88,867	956	4.30

Total interest-bearing liabilities	260,508	2,426	3.73	228,147	2,124	3.72

Noninterest-bearing liabilities	15,815			10,242

Total liabilities	276,323			238,389

Stockholders’ equity:	43,272			46,406

Total liabilities and stockholders’ equity	$319,595			$284,795

Net interest income		$1,880			$1,514

Interest rate spread (4)			2.01%			1.71%
Net interest margin (5)			2.50			2.26
Average interest-earning assets to average interest-bearing liablities			115.28%			117.53%

(1)	Amount is net of deferred loan costs, loans in process and estimated allowance for loan losses.

(2)	Amount includes nonaccrual loans in average balances only.

(3)	Amount does not include effect of unrealized gain (loss) on securities available-for-sale.

(4)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Three Months Ended March 31, 2008
	Compared To
	Three Months Ended March 31, 2007
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest and dividend income:
Loans, net	$220	$104	$324
Securities	190	171	361
Other interest-earning assets	30	(47)	(17)

Total interest-earning assets	440	228	668

Interest expense:
Deposits	104	36	140
Borrowings	208	(46)	162

Total interest-bearing liablities	312	(10)	302

Change in net interest income	$128	$238	$366

Provision for Loan Losses. There was a provision for loan losses of $59,000 for the three months ended March 31, 2008 compared to $45,000 for the three months ended March 31, 2007. The increase in the provision is primarily related to growth in the commercial and home equity portion of the loan portfolio as well as current economic conditions in the housing and credit markets. Net charge-offs were $171,000 for the three months ended March 31, 2008. The charge-off was related to the Company assuming possession of a one-to-four family property prior to being transferred to real estate owned at $160,000. There were no charge-offs for the three months ended March 31, 2007.
Noninterest Income. Noninterest income increased $1.7 million for the three months ended March 31, 2008. The change is primarily attributed to the Company’s recognition of a $1.4 million loss as part of the securities restructuring in the prior period. The Company also recognized a gain of $156,000 on the sales of securities in the current period related to the previously discussed securities initiative whereby certain callable securities were sold. In addition, insurance commissions increased $129,000.

Noninterest Expense. The following table summarizes noninterest expense for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007

Compensation and employee benefits	$1,462	$1,420
Occupancy	341	253
FDIC insurance premiums	6	6
Data processing	106	90
Advertising	32	29
Professional services	128	138
Stationary, printing and supplies	28	31
Telephone	16	13
Postage	38	31
Correspondent bank fees	43	31
All other	154	172

Total noninterest expense	$2,354	$2,214

Noninterest expense increased $140,000, or 6.3%, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The increase is primarily related to compensation and benefits and occupancy costs. The current three months ended includes additional compensation and occupancy expenses related to the opening of the Washington office in June 2007.
Income Tax (Benefit) Expense. Income tax expense for the three months ended March 31, 2008 was $201,000 compared to income tax benefit of $457,000 for the same period in 2007.
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
Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2008, cash and cash equivalents totaled $5.6 million. Securities classified as available-for-sale totaled $103.5 million, which provides an additional source of liquidity. In addition, at March 31, 2008, we had the ability to borrow approximately $193.7 million from the FHLB of Pittsburgh. On March 31, 2008, we had $109.6 million of FHLB advances outstanding and the maximum remaining borrowing capacity at the FHLB was approximately $84.1 million.
Certificates of deposit due within one year of March 31, 2008 totaled $63.1 million, or 64.9% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds including other certificates of deposit and borrowings. We believe, however, based on past experience, that a significant portion of our maturing certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table summarizes the Company’s commitments at the date indicated.

March 31,
(Dollars in thousands)	2008

Loans in process	$2,550
Unused revolving lines of credit	2,616
Unused commercial business lines of credit	1,474
One-to-four family residential commitments	2,207
Consumer commitments	433
Commercial commitments	1,000

Total commitments outstanding	$10,280

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2008, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.
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
For the three months ended March 31, 2008, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable as the registrant is a smaller reporting company.
Item 4. Controls and Procedures.
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
There has been no change in FedFirst Financial’s internal control over financial reporting in connection with the quarterly evaluation that occurred during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, FedFirst Financial’s internal control over financial reporting.

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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, as amended, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company made the following purchases of its common stock during the three months ended March 31, 2008.

			Total Number of
			Shares Purchased	Maximum Number
			as Part of the	of Shares that May
	Total Number	Average Price	Publicly	Yet Be Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program(1)	Program(1)
January 2008	27,100	$9.07	27,100	82,100
February 2008	12,000	8.63	12,000	70,100

Total	39,100	8.94	39,100

(1)	On September 27, 2007, the Company announced that the board of directors had approved a program allowing the Company to repurchase up to 147,500 shares of the Company’s outstanding common stock, which was approximately 5% of outstanding shares held by persons other than FFMHC on that date. On March 31, 2008, the Company announced that this repurchase program, originally scheduled to expire on March 31, 2008, had been extended to September 30, 2008. As of March 31, 2008, 77,400 shares of the Company’s common stock had been repurchased under this program. On May 5, 2008, the Company completed the purchases under this program. The remaining 70,100 shares were repurchased at an average price of $7.84 per share.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
None.

Item 5. Other Information.
None.
Item 6. Exhibits.

3.1	Amended and Restated Charter of FedFirst Financial Corporation (1)

3.2	Amended and Restated Bylaws of FedFirst Financial Corporation (2)

4.0	Specimen Stock Certificate of FedFirst Financial Corporation (1)

10.1	Form of 409A Amendment, effective January 1, 2005, to the Director Fee Continuation Agreements, dated June 30, 1999, between First Federal Savings Bank and Joseph U. Frye, John J. LaCarte and Jack M. McGinley (3)

10.2	Amendment, dated July 19, 2002, to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer, effective June 1, 2002 (3)

10.3	Amendment, dated July 19, 2002, to the Executive Supplemental Retirement Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer, effective June 1, 2002 (3)

10.4	Amendment, effective September 13, 2005, to the Executive Supplemental Retirement Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer, effective June 1, 2002, and to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer, effective June 1, 2002 (3)

10.5	409A Amendment, effective January 1, 2005, to the Executive Supplemental Retirement Plan Agreement between First Federal Savings Bank and Richard B. Boyer, effective September 13, 2005 (3)

31.1	Rule 13a-14 (a) / 15d-14 (a) Certification (President and Chief Executive Officer)

31.2	Rule 13a-14 (a) / 15d-14 (a) Certification (Chief Financial Officer)

32.1	Certification of John G. Robinson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Robert C. Barry Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Exhibits to the Registration Statement on Form SB-2, and amendments thereto, initially filed on December 17, 2004, Registration No. 333-121405.

(2)	Incorporated herein by reference to the Exhibits to FedFirst Financial Corporation’s Form 8-K filed on October 26, 2007.

(3)	Management contract or compensation plan or arrangement.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDFIRST FINANCIAL CORPORATION (Registrant)
Date: May 9, 2008	/s/ John G. Robinson
John G. Robinson
President and Chief Executive Officer

Date: May 9, 2008	/s/ Robert C. Barry Jr.
Robert C. Barry Jr.
Chief Financial Officer and Senior Vice President (Principal Financial Officer and Chief Accounting Officer)