Form 10-Q
period 2008-06-30
FedFirst Financial CORP
filed 2008-08-08
CIK 1308017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-51153
FEDFIRST FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

United States (State or other jurisdiction of incorporation or organization)	25-1828028 (I.R.S. Employer Identification No.)

Donner at Sixth Street, Monessen, Pennsylvania	15062
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
As of August 5, 2008, the issuer had 6,390,750 shares of common stock outstanding.

FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2008	2007
(Dollars in thousands, except share data)	(UNAUDITED)

Assets:
Cash and cash equivalents:
Cash and due from banks	$1,914	$2,127
Interest-earning deposits	5,369	3,425

Total cash and cash equivalents	7,283	5,552

Securities available-for-sale	96,245	89,073
Loans, net	207,253	187,954
Federal Home Loan Bank (“FHLB”) stock, at cost	6,017	5,076
Accrued interest receivable — loans	1,011	966
Accrued interest receivable — securities	636	651
Premises and equipment, net	2,846	2,956
Bank-owned life insurance	7,674	7,538
Goodwill	1,080	1,080
Real estate owned	974	1,119
Other assets	564	366
Deferred tax assets	4,071	2,942

Total assets	$335,654	$305,273

Liabilities and Stockholders’ Equity:

Deposits:
Noninterest-bearing	11,137	8,918
Interest-bearing	157,420	146,640

Total deposits	168,557	155,558

Borrowings	120,908	101,074
Advance payments by borrowers for taxes and insurance	616	477
Accrued interest payable — deposits	787	1,116
Accrued interest payable — borrowings	485	413
Other liabilities	3,361	2,782

Total liabilities	294,714	261,420

Minority interest in subsidiary	83	80

Stockholders’ equity:
Preferred stock $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock $0.01 par value; 20,000,000 shares authorized; 6,707,500 shares issued and 6,397,075 and 6,518,200 shares outstanding	67	67
Additional paid-in-capital	29,241	29,084
Retained earnings — substantially restricted	18,408	18,520
Accumulated other comprehensive loss, net of deferred taxes of $(1,375) and $(45)	(2,133)	(70)
Unearned Employee Stock Ownership Plan (“ESOP”)	(1,987)	(2,074)
Common stock held in treasury, at cost (310,425 and 189,300 shares)	(2,739)	(1,754)

Total stockholders’ equity	40,857	43,773

Total liabilities and stockholders’ equity	$335,654	$305,273

See Notes to the Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007

Interest income:
Loans	$2,901	$2,581	$5,719	$5,075
Securities	1,373	969	2,759	1,994
Other interest-earning assets	81	158	183	277

Total interest income	4,355	3,708	8,661	7,346

Interest expense:
Deposits	1,231	1,249	2,539	2,417
Borrowings	1,125	809	2,243	1,765

Total interest expense	2,356	2,058	4,782	4,182

Net interest income	1,999	1,650	3,879	3,164

Provision for loan losses	220	30	279	75

Net interest income after provision for loan losses	1,779	1,620	3,600	3,089

Noninterest income:
Fees and service charges	118	101	220	196
Insurance commissions	393	340	1,113	931
Income from bank-owned life insurance	69	72	136	142
Net gain (loss) on sales of securities	—	(1)	156	(1,410)
Loss on sale of real estate owned	—	—	(3)	—
Other	9	4	12	7

Total noninterest income	589	516	1,634	(134)

Noninterest expense:
Compensation and employee benefits	1,312	1,356	2,774	2,776
Occupancy	318	278	659	531
FDIC insurance premiums	5	5	11	11
Data processing	105	95	211	185
Other	496	471	935	916

Total noninterest expense	2,236	2,205	4,590	4,419

Minority interest in net income of consolidated subsidiary	13	7	56	38

Income (loss) before income tax expense (benefit)	119	(76)	588	(1,502)
Income tax expense (benefit)	54	(18)	255	(475)

Net income (loss)	$65	$(58)	$333	$(1,027)

Earnings (loss) per share:
Basic and diluted	$0.01	$(0.01)	$0.06	$(0.16)

Weighted-average shares outstanding:
Basic	5,995,088	6,444,010	5,983,500	6,414,977
Diluted	5,995,088	6,448,038	5,983,500	6,419,483

See Notes to the Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

				Accumulated		Common
		Additional		Other		Stock	Total
	Common	Paid-in-	Retained	Comprehensive	Unearned	Held in	Stockholders’	Comprehensive
	Stock	Capital	Earnings	Loss	ESOP	Treasury	Equity	Loss
(Dollars in thousands)

Balance at January 1, 2007	$67	$28,787	$20,475	$(737)	$(2,246)	$—	$46,346
Comprehensive income:
Net loss	—	—	(1,027)	—	—	—	(1,027)	$(1,027)
Transfer of securities to held for trading, net of tax of $(552)	—	—	—	857	—	—	857	857
Unrealized loss on securities available-for-sale, net of tax of $(435)	—	—	—	(675)	—	—	(675)	(675)

Purchase of common stock to stock to be held in treasury (65,300 shares)	—	—	—	—	—	(611)	(611)
ESOP shares committed to be released (8,640 shares)	—	(6)	—	—	86	—	80
Stock-based compensation expense	—	167	—	—	—	—	167
Stock awards forfeited	—	10	—	—	—	(10)	—

Total comprehensive loss								$(845)

Balance at June 30, 2007	$67	$28,958	$19,448	$(555)	$(2,160)	$(621)	$45,137

				Accumulated		Common
		Additional		Other		Stock	Total
	Common	Paid-in-	Retained	Comprehensive	Unearned	Held in	Stockholders’	Comprehensive
	Stock	Capital	Earnings	Loss	ESOP	Treasury	Equity	Loss

Balance at January 1, 2008	$67	$29,084	$18,520	$(70)	$(2,074)	$(1,754)	$43,773
Comprehensive income:
Net income	—	—	333	—	—	—	333	$333
Unrealized loss on securities available-for-sale, net of tax of $(1,269)	—	—	—	(1,969)	—	—	(1,969)	(1,969)
Reclassification adjustment on sales of securities available-for-sale, net of tax of $60	—	—	—	(94)	—	—	(94)	(94)

Cumulative effect adjustment on benefit plan reserve	—	—	(445)	—	—	—	(445)
Purchase of common stock to be held in treasury (121,125 shares)	—	—	—	—	—	(985)	(985)
ESOP shares committed to be released (8,640 shares)	—	(16)	—	—	87	—	71
Stock-based compensation expense	—	173	—	—	—	—	173

Total comprehensive loss								$(1,730)

Balance at June 30, 2008	$67	$29,241	$18,408	$(2,133)	$(1,987)	$(2,739)	$40,857

See Notes to the Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Period
	Ended June 30,
(Dollars in thousands)	2008	2007

Cash flows from operating activities:
Net income (loss)	$333	$(1,027)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Minority interest in net income of consolidated subsidiary	56	38
Provision for loan losses	279	75
Depreciation	248	181
Net (gain) loss on sales of securities	(156)	1,410
Proceeds from sales of securities held for trading	—	40,483
Proceeds from principal repayments of securities held for trading	—	638
Net loss on sale of real estate owned	3	—
Net amortization of security premiums and loan costs	(53)	(651)
Non cash expense for ESOP	71	80
Non cash expense for stock-based compensation	173	167
Increase in bank-owned life insurance	(136)	(142)
(Increase) decrease in other assets	(566)	339
Increase (decrease) in other liabilities	356	(79)

Net cash provided by operating activities	608	41,512

Cash flows from investing activities:
Net loan originations	(19,921)	(4,890)
Proceeds from sale of student loan portfolio	—	12
Proceeds from maturities of and principal repayments of securities available-for-sale	9,213	10,702
Proceeds from sales of securities available-for-sale	8,766	—
Purchases of securities available-for-sale	(28,352)	(37,330)
Purchases of premises and equipment	(138)	(1,095)
(Increase) decrease in FHLB stock, at cost	(941)	855
Proceeds from sale of other real estate owned	509	—

Net cash used in investing activities	(30,864)	(31,746)

Cash flows from financing activities:
Net increase (decrease) in borrowings	19,834	(19,393)
Net increase in deposits	12,999	10,562
Increase in advance payments by borrowers for taxes and insurance	139	145
Purchases of common stock held in treasury	(985)	(611)

Net cash provided by (used in) financing activities	31,987	(9,297)

Net increase in cash and cash equivalents	1,731	469
Cash and cash equivalents, beginning of period	5,552	4,499

Cash and cash equivalents, end of period	$7,283	$4,968

Supplemental cash flow information:
Cash paid for:
Interest on deposits and borrowings	$5,039	$4,310
Income tax expense	31	25
Transfer of securities from available-for-sale to held for trading	—	42,531
Real estate acquired in settlement of loans	360	—

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
The unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary to make the consolidated financial statements not misleading have been included. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as amended. Certain items previously reported have been reclassified to conform with the current reporting period’s format. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year or any other interim period.
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
Note 2. Recent Accounting Pronouncements
The Hierarchy of Generally Accepted Accounting Principles. In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not anticipate this statement having a material effect on its financial condition or operations upon adoption.
Accounting for Financial Guarantee Insurance Contracts – an interpretation of SFAS No. 60. In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of SFAS No. 60. This Statement clarifies how SFAS No. 60, Accounting and Reporting by

Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities, which are effective the first period (including interim periods) beginning after May 23, 2008. Except for the required disclosures, earlier application is not permitted. The Company does not anticipate this statement having a material effect on its financial condition or operations upon adoption.
Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. This FSP is effective for fiscal years beginning after December 15, 2008. The Company does not anticipate this FSP having a material effect on its financial condition or operations upon adoption.
Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin (“ARB”) No. 51. In December, 2007 the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS 160 establishes standards related to the treatment of noncontrolling interests. A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS No. 160 will require noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside permanent equity. The Statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement, which the Company does not anticipate having a material effect on its financial condition or operations upon adoption, is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Earlier application is prohibited.
The Fair Value Option for Financial Assets and Financial Liabilities: In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing certain entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets and liabilities to be carried at fair value. The Company adopted the standards but did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.
Fair Value Measurements: In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, however, for some entities the application of this Statement will change current practice. This statement was adopted on January 1, 2008 and did not have a material effect on the Company’s financial condition or operations.
Effective Date of FASB Statement No. 157: In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, that permits a one-year deferral in applying the measurement provisions of SFAS 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of SFAS 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applied SFAS 157 in interim or annual financial statements prior to the issuance of FSP 157-2. This FSP will not have a material effect on the Company’s financial condition or operations upon adoption.
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
Note 3. Securities
The following table sets forth the amortized cost and fair value of securities available-for-sale at the dates indicated (dollars in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2008	Cost	Gains	Losses	Value

Government-Sponsored Enterprises	$15,712	$113	$161	$15,664
Mortgage-backed	54,965	111	1,170	53,906
REMICs	25,033	49	1,506	23,576
Corporate debt	3,994	—	944	3,050
Equities	49	—	—	49

Total securities available-for-sale	$99,753	$273	$3,781	$96,245

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	Cost	Gains	Losses	Value

Government-Sponsored Enterprises	$22,321	$353	$—	$22,674
Mortgage-backed	34,948	242	37	35,153
REMICs	27,875	80	478	27,477
Corporate debt	3,995	—	275	3,720
Equities	49	—	—	49

Total securities available-for-sale	$89,188	$675	$790	$89,073

The Company adopted SFAS 157 on January 1, 2008. SFAS 157 establishes a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Financial instruments are categorized based on the following characteristics or inputs to the valuation techniques:

Level 1	–	Quoted prices for identical instruments in active markets.

Level 2	–	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are active, and model derived valuations in which significant inputs or significant drivers are observable in active markets.

Level 3	–	Valuations derived from valuation techniques in which one or more significant inputs or significant drivers are unobservable.
The following tables set forth the fair value hierarchy of securities at June 30, 2008.

(Dollars in thousands)	Significant Other	Significant
	Observable Inputs	Unobservable Inputs
June 30, 2008	(Level 2)	(Level 3)	Total

Securities available-for-sale	$88,723	$7,522	$96,245

Significant
(Dollars in thousands)	Unobservable Inputs
(Level 3)

December 31, 2007	$6,390
Total unrealized losses	(727)
Paydowns and maturities	(164)
Net transfers in (out) of level 3	2,023

June 30, 2008	$7,522

The amount of total unrealized losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains (losses) relating to assets still held at June 30, 2008	$(727)

The level 3 securities at June 30, 2008 are comprised of 10 securities: six mortgage-backed securities valued at for $3.8 million, or 50.0% of the total; three corporate debt securities (pooled Trust Preferred insurance corporation obligations) valued at $3.0 million, or 40.5% of the total; and one REMIC private label Alt-A security valued at $717,000, or 9.5% of the total. As noted in the table above, reclassifications of securities are reported as net transfers in (out) of level 3 and are the result of the ability to obtain observable data and pricing.

The following table presents gross unrealized losses and fair value of securities aggregated by category and length of time that individual securities have been in a continuous loss position at the dates indicated (dollars in thousands).

	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
June 30, 2008	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses

Government-sponsored enterprises	2	$3,839	$161	—	$—	$—	2	$3,839	$161

Mortgage-backed	52	44,902	1,169	2	17	1	54	44,919	1,170

REMICs:
Private label issuer:
Prime fixed and adjustable rate	5	2,834	164	1	676	108	6	3,510	272
Alt-A fixed rate	10	8,917	942	1	1,360	235	11	10,277	1,177
Government-sponsored enterprises	8	3,651	57	—	—	—	8	3,651	57

Total REMICs	23	15,402	1,163	2	2,036	343	25	17,438	1,506

Corporate debt	—	—	—	3	3,050	944	3	3,050	944

Total securities temporarily impaired	77	$64,143	$2,493	7	$5,103	$1,288	84	$69,246	$3,781

	Less than 12 months			12 months or more				Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
December 31, 2007	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses

Mortgage-backed	8	$9,946	$35	3	$119	$2	11	$10,065	$37

REMICs:
Private label issuer:
Prime fixed and adjustable rate	2	778	2	2	1,028	16	4	1,806	18
Alt-A fixed rate	7	8,390	380	1	766	57	8	9,156	437
Government-sponsored enterprises	3	3,277	22	5	130	1	8	3,407	23

Total REMICs	12	12,445	404	8	1,924	74	20	14,369	478

Corporate debt	—	—	—	3	3,720	275	3	3,720	275

Total securities temporarily impaired	20	$22,391	$439	14	$5,763	$351	34	$28,154	$790

The Company invests in and is subject to credit risk related to private label mortgage-backed securities that are directly supported by underlying mortgage loans. The Company’s private label mortgage-backed securities are credit-enhanced, senior tranches of securities in which the subordinate classes of the securities provide credit support for the senior class of securities. Losses in the underlying loan pool would generally have to exceed the credit support provided by the subordinate classes of securities before the senior class of securities would experience any credit losses. The Company also invests in corporate debt and is subject to credit risk related to pooled Trust Preferred insurance corporation obligations.
The Company has reviewed its available for sale investment securities at June 30, 2008 and has determined that all unrealized losses are temporary, based on an evaluation of the creditworthiness of the issuers/guarantors as well as the underlying collateral, if applicable, and other facts and circumstances. The Company monitors the credit ratings of all securities for downgrades as well as placement on negative outlook or credit watch. Also, management evaluates other facts and circumstances that may be indicative of an other than temporary impairment condition. Additionally, the Company has the ability and the intent to hold such securities through to recovery of the unrealized losses. The ability and intent of the Company is demonstrated by the fact that the Company is well capitalized and has no need to sell these securities. As a result of this evaluation, management does not believe it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the individual securities. Therefore, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2008.

Note 4. Loans
The following table sets forth the composition of our loan portfolio at the dates indicated.

	June 30, 2008		December 31, 2007		June 30, 2007
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Real estate-mortgage:
One-to-four family residential	$146,466	67.7%	$135,453	70.4%	$132,819	73.3%
Multi-family	9,215	4.3	11,985	6.2	15,106	8.3
Commercial	18,668	8.6	14,483	7.5	12,438	6.9

Total real estate-mortgage	174,349	80.6	161,921	84.1	160,363	88.5

Real estate-construction:
Residential	9,395	4.3	6,671	3.5	3,206	1.8
Commercial	2,673	1.2	—	—	—	—

Total real estate-construction	12,068	5.5	6,671	3.5	3,206	1.8

Consumer:
Home equity	21,143	9.8	17,862	9.3	12,209	6.7
Loans on savings accounts	689	0.3	675	0.4	410	0.2
Home improvement	253	0.1	281	0.1	318	0.2
Other	617	0.3	592	0.3	666	0.4

Total consumer	22,702	10.5	19,410	10.1	13,603	7.5

Commercial business	7,411	3.4	4,341	2.3	3,916	2.2

Total loans	$216,530	100.0%	$192,343	100.0%	$181,088	100.0%

Net premiums on loans purchased	143		191		251
Net deferred loan costs	556		491		446
Loans in process	(8,460)		(3,614)		(1,384)
Allowance for loan losses	(1,516)		(1,457)		(941)

Loans, net	$207,253		$187,954		$179,460

Nonperforming Assets. The following table provides information with respect to our nonperforming assets at the dates indicated.

	June 30,	December 31,	June 30,
(Dollars in thousands)	2008	2007	2007

Nonaccrual loans:
Real estate — mortgage	$749	$1,264	$477
Real estate — construction	—	—	—
Consumer	4	17	169
Commercial business	—	—	—

Total	753	1,281	646

Accruing loans past due 90 days or more	—	—	—

Total of nonaccrual and 90 days or more past due loans (nonperforming loans)	753	1,281	646
Real estate owned	974	1,119	569

Total nonperforming assets	$1,727	$2,400	$1,215

Troubled debt restructurings	—	—	—

Troubled debt restructurings and total nonperforming assets	$1,727	$2,400	$1,215

Total nonperforming loans to total loans	0.35%	0.67%	0.36%
Total nonperforming loans to total assets	0.22	0.42	0.24
Total nonperforming assets to total assets	0.51	0.79	0.44

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

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
(Dollars in thousands)	2008	2007	2008	2007	2007

Allowance at beginning of period	$1,345	$911	$1,457	$866	$866
Provision for loan losses	220	30	279	75	1,119
Charge-offs	(49)	—	(220)	—	(528)
Recoveries	—	—	—	—	—

Net charge-offs	(49)	—	(220)	—	(528)

Allowance at end of period	$1,516	$941	$1,516	$941	$1,457

Note 5. Deposits
The following table sets forth the balances of our deposit products at the dates indicated.

	June 30, 2008		December 31, 2007		June 30, 2007
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Noninterest-bearing demand deposits	$11,137	6.6%	$8,918	5.7%	$8,799	5.7%
Interest-bearing demand deposits	12,014	7.1	11,864	7.6	13,341	8.7
Savings accounts	23,950	14.2	23,056	14.8	25,145	16.3
Money market accounts	33,154	19.7	13,676	8.8	12,032	7.8
Certificates of deposit	88,302	52.4	98,044	63.1	94,740	61.5

Total deposits	$168,557	100.0%	$155,558	100.0%	$154,057	100.0%

Note 6. Borrowings
We utilize borrowings as a supplemental source of funds for loans and securities. The primary source of borrowings are FHLB advances and, to a limited extent, repurchase agreements. The following table sets forth information concerning our borrowings for the periods indicated.

	Six Months	Year	Six Months
	Ended	Ended	Ended
	June 30,	December 31,	June 30,
(Dollars in thousands)	2008	2007	2007

Maximum amount outstanding at any month end during the period	$121,776	$101,074	$89,663
Average amounts outstanding during the period	111,534	82,880	82,659
Weighted average rate during the period	4.02%	4.32%	4.27%
Balance outstanding at end of period	$120,908	$101,074	$69,930
Weighted average rate at end of period	3.84%	4.30%	4.10%

Note 7. Earnings (Loss) Per Share
Basic earnings per common share is calculated by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Common stock equivalents include restricted stock awards and stock options. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. There was no dilution from stock options for the three months or six months ended June 30, 2008. Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2008	2007	2008	2007

Net income (loss)	$65	$(58)	$333	$(1,027)
Weighted-average shares outstanding:
Basic	5,995,088	6,444,010	5,983,500	6,414,977
Effect of dilutive stock options and restrictive stock awards	—	4,028	—	4,506

Diluted	5,995,088	6,448,038	5,983,500	6,419,483

Earnings (loss) per share:
Basic	$0.01	$(0.01)	$0.06	$(0.16)
Diluted	$0.01	$(0.01)	$0.06	$(0.16)

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

	Three Months		Six Months		Year
	Ended		Ended		Ended
	June 30,		June 30,		December 31,
(Dollars in thousands)	2008	2007	2008	2007	2007

Insurance commissions	$393	$340	$1,113	$931	$1,639
Income before income tax expense	109	70	481	341	472

	June 30,		December 31,
	2008	2007	2007

Total assets	$1,276	$1,145	$1,258

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
Balance Sheet Analysis
Assets. Total assets at June 30, 2008 were $335.7 million, an increase of $30.4 million, or 10.0%, from total assets of $305.3 million at December 31, 2007.
Securities available-for-sale increased $7.2 million, or 8.1%, to $96.2 million at June 30, 2008 compared to $89.1 million at December 31, 2007. In March 2008, the Company purchased $24.4 million in mortgage-backed securities and $4.0 million in Government-sponsored enterprise securities, which was partially offset by the sales and calls of $10.8 million in Government-sponsored enterprise securities and paydowns. This activity was based on an evaluation of the securities portfolio in March 2008 in light of the current economic environment, whereby the Company determined there were several securities likely to be called. In addition, the securities portfolio reflects an unrealized loss of $3.5 million at June 30, 2008 compared to $115,000 at December 31, 2007.
Loans, net, increased $19.3 million, or 10.3%, to $207.3 million at June 30, 2008 compared to $188.0 million at December 31, 2007. The increase was primarily the result of growth in one-to-four family residential real estate, commercial real estate, home equity, and commercial business loans partially offset by payoffs on multi-family loans.
Real estate owned decreased $145,000 to $974,000 at June 30, 2008 compared to $1.1 million at December 31, 2007. The Company sold one property for $509,000. We also transferred two one-to-four family residential real estate properties valued at $360,000 into real estate owned. As part of taking possession of these properties, the Company recorded $183,000 in charge-offs.

Liabilities. Total liabilities at June 30, 2008 were $294.7 million, compared to $261.4 million at December 31, 2007, an increase of $33.3 million, or 12.7%.
Total deposits increased $13.0 million, or 8.4%, to $168.6 million at June 30, 2008 compared to $155.6 million at December 31, 2007. The increase in deposits was primarily in money market deposit and noninterest-bearing demand deposit accounts. The Company offers a competitive rate on its money market accounts to attract new customers with the intention of retaining and building on such relationships in the future. In addition, the relationships developed with our loan customers have helped drive the increase in money market accounts as well as in noninterest-bearing demand deposits. This increase was partially offset by a decrease in certificates of deposit, primarily in higher costing short-term certificates.
Borrowings increased $19.8 million, or 19.6%, to $120.9 million at June 30, 2008 compared to $101.1 million at December 31, 2007. We utilized borrowings to purchase securities and fund loan growth.
Stockholders’ Equity. Stockholders’ equity was $40.9 million at June 30, 2008, a decrease of $2.9 million from December 31, 2007. The decrease in stockholders’ equity was primarily due to the $2.0 million change in the unrealized loss position of the securities portfolio, net of tax, the repurchase of $985,000 in common stock, and the recognition of a cumulative effect adjustment of $445,000 in the Company’s bank-owned life insurance benefit plan reserve as a result of the adoption of EITF Issue No. 06-4. The decrease was partially offset by net income of $333,000 for the six months ended June 30, 2008.
Results of Operations for the Three Months Ended June 30, 2008 and 2007
Overview. The Company had net income of $65,000 for the three months ended June 30, 2008, compared to a net loss of $58,000 for the same period in 2007.

	Three Months Ended
	June 30,
(Dollars in thousands)	2008	2007

Net income (loss)	$65	$(58)
Return on average assets	0.08%	(0.08)%
Return on average equity	0.61	(0.51)
Average equity to average assets	12.83	16.60

Net Interest Income. Net interest income for the three months ended June 30, 2008 increased $349,000 to $2.0 million as compared to the three months ended June 30, 2007. Interest rate spread and net interest margin were 2.10% and 2.55%, respectively, for the three months ended June 30, 2008 compared to 1.97% and 2.55%, respectively, for the three months ended June 30, 2007. The improvement in interest rate spread is primarily attributed to the growth in the loan and securities portfolio coupled with lower costs on deposits and borrowings.
Interest income increased $647,000, or 17.4%, to $4.4 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 due to an increase of $55.0 million in the average balance of interest-earning assets partially offset by a decrease of 18 basis points in the average yield. Interest income on loans increased $320,000 due to an increase of $24.0 million in the average balance, primarily driven by increases in one-to-four family residential real estate, commercial real estate, and home equity loans. Interest income on securities increased $404,000 due to an increase of $30.1 million in the average balance, primarily from purchases of mortgage-backed securities in March 2008.
Interest expense increased $298,000, or 14.5%, to $2.4 million for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. Interest expense on deposits decreased $18,000 due to a decrease of 40 basis points in cost related to the repricing of maturing certificates of deposits at lower rates, partially offset by an increase of $16.4 million in the average balance, primarily in money market accounts. Interest expense on borrowings increased $316,000 due to an increase of $37.5 million in the average balance, partially offset by a decrease of 28 basis points in cost related to the repricing of borrowings at lower costs in the current economic environment.

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

	Three Months Ended June 30,
		2008			2007
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Assets:
Interest-earning assets:
Loans, net (1)(2)	$199,979	$2,901	5.80%	$175,986	$2,581	5.87%
Securities (3)	101,883	1,373	5.39	71,738	969	5.40
Other interest-earning assets	11,914	81	2.72	11,083	158	5.70

Total interest-earning assets	313,776	$4,355	5.55	258,807	$3,708	5.73
Noninterest-earning assets	18,150			17,541

Total assets	$331,926			$276,348

Liabilities and Stockholders’ equity:
Interest-bearing liablities:
Interest-bearing demand deposits	$11,931	$14	0.47%	$13,137	$16	0.49%
Savings accounts	23,582	44	0.75	25,418	64	1.01
Money market accounts	27,745	217	3.13	11,235	112	3.99
Certificates of deposit	95,637	956	4.00	92,755	1,057	4.56

Total interest-bearing deposits	158,895	1,231	3.10	142,545	1,249	3.50

Borrowings	114,001	1,125	3.95	76,519	809	4.23

Total interest-bearing liabilities	272,896	2,356	3.45	219,064	2,058	3.76

Noninterest-bearing liabilities	16,438			11,424

Total liabilities	289,334			230,488

Stockholders’ equity	42,592			45,860

Total liabilities and stockholders’ equity	$331,926			$276,348

Net interest income		$1,999			$1,650

Interest rate spread (4)			2.10%			1.97%
Net interest margin (5)			2.55			2.55
Average interest-earning assets to average interest-bearing liablities			114.98%			118.14%

(1)	Amount is net of deferred loan costs, loans in process and estimated allowance for loan losses.

(2)	Amount includes nonaccrual loans in average balances only.

(3)	Amount does not include effect of unrealized gain (loss) on securities available-for-sale.

(4)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Three Months Ended June 30, 2008
		Compared To
	Three Months Ended June 30, 2007
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest and dividend income:
Loans, net	$351	$(31)	$320
Securities	406	(2)	404
Other interest-earning assets	11	(88)	(77)

Total interest-earning assets	768	(121)	647

Interest expense:
Deposits	133	(151)	(18)
Borrowings	373	(57)	316

Total interest-bearing liablities	506	(208)	298

Change in net interest income	$262	$87	$349

Provision for Loan Losses. The provision for loan losses was $220,000 for the three months ended June 30, 2008 compared to $30,000 for the three months ended June 30, 2007. The increase in the provision is primarily related to growth in the commercial, one-to-four family residential, and home equity portions of the loan portfolio as well as current economic conditions in the housing and credit markets. Net charge-offs were $49,000 for the three months ended June 30, 2008. The charge-offs were related to four consumer loans and two one-to-four family residential real estate loans. There were no charge-offs for the three months ended June 30, 2007.
Noninterest Income. Noninterest income increased $73,000, or 14.1%, to $589,000 for the three months ended June 30, 2008 compared to $516,000 for the three months ended June 30, 2007. The change is primarily attributed to an increase of $53,000 in insurance commissions.

Noninterest Expense. The following table summarizes noninterest expense for the periods indicated.

	Three Months Ended
	June 30,
(Dollars in thousands)	2008	2007

Compensation and employee benefits	$1,312	$1,356
Occupancy	318	278
FDIC insurance premiums	5	5
Data processing	105	95
Advertising	38	44
Professional services	141	146
Stationary, printing and supplies	30	34
Telephone	15	14
Postage	33	33
Correspondent bank fees	36	30
All other	203	170

Total noninterest expense	$2,236	$2,205

Noninterest expense increased $31,000, or 1.4%, for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The increase is primarily related to additional occupancy costs related to the opening of the Washington office in June 2007.
Income Tax (Benefit) Expense. Income tax expense for the three months ended June 30, 2008 was $54,000 compared to an income tax benefit of $18,000 for the same period in 2007.
Results of Operations for the Six Months Ended June 30, 2008 and 2007
Overview. The Company had net income of $333,000 for the six months ended June 30, 2008 compared to a net loss of $1.0 million for the same period in 2007. The increase in net income is primarily the result of the recognition of a $1.4 million loss related to the securities portfolio restructuring included in noninterest income in the 2007 period. In addition, net interest income increased $715,000 to $3.9 million for the six months ended June 30, 2008 compared to $3.2 million for the six months ended June 30, 2007. For the six months ended June 30, 2008, the Company recorded a provision for loan losses of $279,000 compared to $75,000 for the same period in 2007. The increase in the provision is the result of loan growth and charge-offs of $220,000.

	Six Months Ended
	June 30,
(Dollars in thousands)	2008	2007

Net income (loss)	$333	$(1,027)
Return on average assets	0.20%	(0.73)%
Return on average equity	1.55	(4.45)
Average equity to average assets	13.18	16.44

Net Interest Income. Net interest income for the six months ended June 30, 2008 increased $715,000 to $3.9 million compared to $3.2 million for the six months ended June 30, 2007. Interest rate spread and net interest margin were 2.05% and 2.53%, respectively, for the six months ended June 30, 2008 compared to 1.84% and 2.40%, respectively, for the six months ended June 30, 2007. The improvement in interest rate spread and net interest margin is primarily attributed to growth in loans and securities. The securities restructuring in April 2007 and the Company’s decision in March 2008 to sell several securities that were likely to be called and purchase mortgage-backed securities improved the overall yield on securities. In addition, the Company’s maturing short-term certificates of deposits and borrowings repriced at lower interest rates.
Interest income increased $1.3 million, or 17.9%, to $8.7 million for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 due to an increase in the average balance of interest-earning assets of $43.6 million. Interest income on loans increased $644,000 due to increases of $19.6 million in the average balance, primarily driven by one-to-four family residential, commercial real estate, and home equity loans. Interest income on securities increased $765,000 due to an increase of $22.4 million in the average balance and 38 basis points in yield. The securities restructuring in April 2007 and the Company’s decision in March 2008 to sell several securities that were likely to be called and purchase mortgage-backed securities improved the overall yield on securities.
Interest expense increased $600,000, or 14.3%, for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. Interest expense on deposits increased $122,000 due to an increase of $14.2 million in the average balance partially offset by a decrease of 16 basis points in cost. The increase in average balances was primarily related to the marketing of competitive rates on our performance money market deposit accounts. Interest expense on borrowings increased $478,000 due to an increase of $28.9 million in the average balance partially offset by a decrease of 25 basis points in cost.

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

	Six Months Ended June 30,
	2008			2007
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Assets:
Interest-earning assets:
Loans, net (1)(2)	$195,321	$5,719	5.86%	$175,760	$5,075	5.77%
Securities (3)	100,308	2,759	5.50	77,948	1,994	5.12
Other interest-earning assets	11,411	183	3.21	9,742	277	5.69

Total interest-earning assets	307,040	$8,661	5.64	263,450	$7,346	5.58
Noninterest-earning assets	18,721			17,099

Total assets	$325,761			$280,549

Liabilities and Stockholders’ equity:
Interest-bearing liablities:
Interest-bearing demand deposits	$11,915	$28	0.47%	$13,067	$31	0.47%
Savings accounts	23,347	95	0.81	25,829	128	0.99
Money market accounts	21,507	344	3.20	9,890	187	3.78
Certificates of deposit	98,400	2,072	4.21	92,136	2,071	4.50

Total interest-bearing deposits	155,169	2,539	3.27	140,922	2,417	3.43

Borrowings	111,534	2,243	4.02	82,659	1,765	4.27

Total interest-bearing liabilities	266,703	4,782	3.59	223,581	4,182	3.74

Noninterest-bearing liabilities	16,126			10,837

Total liabilities	282,829			234,418

Stockholders’ equity:	42,932			46,131

Total liabilities and stockholders’ equity	$325,761			$280,549

Net interest income		$3,879			$3,164

Interest rate spread (4)			2.05%			1.84%
Net interest margin (5)			2.53			2.40
Average interest-earning assets to average interest-bearing liablities			115.12%			117.83%

(1)	Amount is net of deferred loan costs, loans in process and estimated allowance for loan losses.

(2)	Amount includes nonaccrual loans in average balances only.

(3)	Amount does not include effect of unrealized gain (loss) on securities available-for-sale.

(4)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30, 2008
	Compared To
	Six Months Ended June 30, 2007
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest and dividend income:
Loans, net	$564	$80	$644
Securities	608	157	765
Other interest-earning assets	42	(136)	(94)

Total interest-earning assets	1,214	101	1,315

Interest expense:
Deposits	236	(114)	122
Borrowings	586	(108)	478

Total interest-bearing liablities	822	(222)	600

Change in net interest income	$392	$323	$715

Provision for Loan Losses. The provision for loan losses was $279,000 for the six months ended June 30, 2008 compared to $75,000 for the six months ended June 30, 2007. The increase in the provision is primarily related to growth in the commercial, one-to-four family residential, and home equity portions of the loan portfolio as well as current economic conditions in the housing and credit markets. Net charge-offs were $220,000 for the six months ended June 30, 2008. There were no charge-offs for the six months ended June 30, 2007.
Noninterest Income. Noninterest income increased $1.8 million to $1.6 million for the six months ended June 30, 2008 compared to a net loss of $134,000 for the six months ended June 30, 2007. The increase was primarily attributable to a $1.4 million loss recorded as a result of the securities restructuring which was completed in the prior period. In addition, insurance commissions increased $182,000 compared to the prior period and the Company recognized a gain of $156,000 on the sales of securities in the current period.

Noninterest Expense. The following table summarizes noninterest expense for the periods indicated.

	Six Months Ended
	June 30,
(Dollars in thousands)	2008	2007

Compensation and employee benefits	$2,774	$2,776
Occupancy	659	531
FDIC insurance premiums	11	11
Data processing	211	185
Advertising	70	73
Professional services	270	284
Stationary, printing and supplies	58	65
Telephone	31	26
Postage	71	64
Correspondent bank fees	79	61
All other	356	343

Total noninterest expense	$4,590	$4,419

Noninterest expense increased $171,000, or 3.9%, for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007. The increase is primarily related to increased occupancy costs for the six months ended June 30, 2008 in connection with the opening of the Washington office in June 2007.
Income Tax (Benefit) Expense. Income tax expense for the six months ended June 30, 2008 was $255,000 compared to an income tax benefit of $475,000 for the same period in 2007. The benefit recorded for the six months ended June 30, 2007 was primarily from the loss recorded as a result of the securities portfolio restructuring.
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
Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2008, cash and cash equivalents totaled $7.3 million. At June 30, 2008, securities classified as available-for-sale totaled $96.2 million, which provides an additional source of liquidity. In addition, at June 30, 2008, we had the ability to borrow approximately $186.8 million from the FHLB of Pittsburgh. On June 30, 2008, we had $115.4 million of FHLB advances outstanding and the maximum remaining borrowing capacity at the FHLB was approximately $71.4 million.
Certificates of deposit due within one year of June 30, 2008 totaled $51.0 million, or 57.7% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds including other certificates of deposit and borrowings. We believe, however, based on past experience, that a significant portion of our maturing certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table summarizes the Company’s commitments at the date indicated.

June 30,
(Dollars in thousands)	2008

Loans in process	$8,460
Unused revolving lines of credit	2,806
Unused commercial business lines of credit	1,841
One-to-four family residential commitments	6,641
Consumer commitments	863

Total commitments outstanding	$20,611

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2008, we exceeded all of our regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.
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
For the six months ended June 30, 2008, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.
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
There has been no change in FedFirst Financial’s internal control over financial reporting during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, FedFirst Financial’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company made the following purchases of its common stock during the three months ended June 30, 2008.

			Total Number of
			Shares Purchased	Maximum Number
			as Part of the	of Shares that May
	Total Number	Average Price	Publicly	Yet Be Purchased
	of Shares	Paid per	Announced	Under the Program
Period	Purchased	Share	Program(1)	(1)
April 2008	55,100	$8.09	55,100	15,000
May 2008	16,350	6.96	16,350	138,650
June 2008	10,575	7.14	10,575	128,075

Total	82,025	7.74	82,025

(1)	On September 27, 2007, the Company announced that the board of directors had approved a program allowing the Company to repurchase up to 147,500 shares of the Company’s outstanding common stock, which was approximately 5% of outstanding shares held by persons other than FFMHC on that date. On May 5, 2008, the Company completed the purchases under this program.

On May 22, 2008, the Company announced that the board of directors had approved a program allowing the Company to repurchase up to 140,000 shares of the Company’s outstanding common stock, which was approximately 5% of outstanding shares held by persons other than FFMHC on that date. This repurchase program is scheduled to expire on November 30, 2008. As of June 30, 2008, 11,925 shares of the Company’s common stock had been repurchased under this program.
Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
The Annual Meeting of Shareholders of FedFirst Financial Corporation was held on May 22, 2008. Proxies were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to the Company’s solicitations.
The following nominees proposed by the Board of Directors were elected as Directors for three-year terms expiring at the 2011 Annual Meeting:

Nominees	Votes For	Votes Withheld
Joseph U. Frye	5,409,681	379,574
John J. LaCarte	5,550,031	239,224
A vote was taken on a proposal to ratify the appointment by the Board of Directors of the firm of Beard Miller Company LLP as independent auditors of FedFirst Financial Corporation for the fiscal year ending December 31, 2008 with the results as follows:

		Percent of Shares
Summary	Number	Represented at the Meeting
of Votes	of Shares	and Entitled to Vote
For	5,678,532	98.1%
Against	104,706	1.8%
Abstain	6,017	0.1%
None.
Item 5. Other Information.
None.
Item 6. Exhibits.
3.1	Amended and Restated Charter of FedFirst Financial Corporation (1)

3.2	Amended and Restated Bylaws of FedFirst Financial Corporation (2)

4.0	Specimen Stock Certificate of FedFirst Financial Corporation (1)

10.1	Amendment, dated June 1, 2008, to the Employment Agreement between Exchange Underwriters, Inc. and Richard B. Boyer, effective June 1, 2002 (3)

31.1	Rule 13a-14 (a) / 15d-14 (a) Certification (President and Chief Executive Officer)

31.2	Rule 13a-14 (a) / 15d-14 (a) Certification (Chief Financial Officer)

32.1	Certification of John G. Robinson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Robert C. Barry Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Exhibits to the Registration Statement on Form SB-2, and amendments thereto, initially filed on December 17, 2004, Registration No. 333-121405.

(2)	Incorporated herein by reference to the Exhibits to FedFirst Financial Corporation’s Form 8-K filed on October 26, 2007.

(3)	Management contract or compensation plan or arrangement.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDFIRST FINANCIAL CORPORATION
(Registrant)

Date: August 8, 2008	/s/ John G. Robinson
John G. Robinson
President and Chief Executive Officer

Date: August 8, 2008	/s/ Robert C. Barry Jr.
Robert C. Barry Jr.
Chief Financial Officer and Senior Vice President (Principal Financial Officer and Chief Accounting Officer)