Form 10-Q
period 2008-09-30
FedFirst Financial CORP
filed 2008-11-14
CIK 1308017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of November 12, 2008, the issuer had 6,355,275 shares of common stock outstanding.

FORM 10-Q
INDEX

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	1

Consolidated Statements of Financial Condition at September 30, 2008 (Unaudited) and December 31, 2007	1

Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2008 and 2007	2

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive (Loss) Income for the Nine Months Ended September 30, 2008 and 2007 (Unaudited)	3

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007 (Unaudited)	4

Notes to the Unaudited Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	27

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3. Defaults Upon Senior Securities	28

Item 4. Submission of Matters to a Vote of Security Holders	28

Item 5. Other Information	29

Item 6. Exhibits	29

SIGNATURES	30
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2008	2007
(Dollars in thousands, except share data)	(UNAUDITED)

Assets:

Cash and cash equivalents:
Cash and due from banks	$2,035	$2,127
Interest-earning deposits	5,614	3,425

Total cash and cash equivalents	7,649	5,552

Securities available-for-sale	91,906	89,073
Loans, net	225,455	187,954
Federal Home Loan Bank (“FHLB”) stock, at cost	6,628	5,076
Accrued interest receivable — loans	1,090	966
Accrued interest receivable — securities	472	651
Premises and equipment, net	2,800	2,956
Bank-owned life insurance	7,741	7,538
Goodwill	1,080	1,080
Real estate owned	674	1,119
Other assets	351	366
Deferred tax assets	4,265	2,942

Total assets	$350,111	$305,273

Liabilities and Stockholders’ Equity:

Deposits:
Noninterest-bearing	13,655	8,918
Interest-bearing	159,430	146,640

Total deposits	173,085	155,558
Borrowings	131,508	101,074
Advance payments by borrowers for taxes and insurance	251	477
Accrued interest payable — deposits	892	1,116
Accrued interest payable — borrowings	550	413
Other liabilities	3,270	2,782

Total liabilities	309,556	261,420

Minority interest in subsidiary	89	80

Stockholders’ equity:
Preferred stock $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock $0.01 par value; 20,000,000 shares authorized; 6,707,500 shares issued and 6,380,275 and 6,518,200 shares outstanding	67	67
Additional paid-in-capital	29,169	29,084
Retained earnings — substantially restricted	18,474	18,520
Accumulated other comprehensive loss, net of deferred taxes of $(1,613) and $(45)	(2,501)	(70)
Unearned Employee Stock Ownership Plan (“ESOP”)	(1,944)	(2,074)
Common stock held in treasury, at cost (327,225 and 189,300 shares)	(2,799)	(1,754)

Total stockholders’ equity	40,466	43,773

Total liabilities and stockholders’ equity	$350,111	$305,273

See Notes to the Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007

Interest income:
Loans	$3,218	$2,689	$8,937	$7,764
Securities	1,315	1,005	4,074	2,999
Other interest-earning assets	69	131	252	408

Total interest income	4,602	3,825	13,263	11,171

Interest expense:
Deposits	1,149	1,372	3,688	3,789
Borrowings	1,273	804	3,516	2,569

Total interest expense	2,422	2,176	7,204	6,358

Net interest income	2,180	1,649	6,059	4,813

Provision for loan losses	260	395	539	470

Net interest income after provision for loan losses	1,920	1,254	5,520	4,343

Noninterest income:
Fees and service charges	132	108	352	304
Insurance commissions	373	397	1,486	1,328
Income from bank-owned life insurance	67	70	203	212
Net gain (loss) on sales of securities	—	(2)	156	(1,412)
Net gain on sale of real estate owned	3	—	—	—
Other	7	2	19	9

Total noninterest income	582	575	2,216	441

Noninterest expense:
Compensation and employee benefits	1,373	1,463	4,147	4,239
Occupancy	328	301	987	832
FDIC insurance premiums	9	6	20	17
Data processing	104	94	315	279
Other	566	462	1,501	1,378

Total noninterest expense	2,380	2,326	6,970	6,745

Minority interest in net income of consolidated subsidiary	5	15	61	53

Income (loss) before income tax expense (benefit)	117	(512)	705	(2,014)
Income tax expense (benefit)	51	(165)	306	(640)

Net income (loss)	$66	$(347)	$399	$(1,374)

Earnings (loss) per share:
Basic and diluted	$0.01	$(0.05)	$0.07	$(0.21)

Weighted-average shares outstanding:
Basic	5,905,927	6,438,228	5,968,648	6,442,220
Diluted	5,905,927	6,438,228	5,968,648	6,442,220

See Notes to the Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

				Accumulated		Common
		Additional		Other		Stock	Total
	Common	Paid-in-	Retained	Comprehensive	Unearned	Held in	Stockholders’	Comprehensive
(Dollars in thousands)	Stock	Capital	Earnings	Loss	ESOP	Treasury	Equity	Loss

Balance at January 1, 2007	$67	$28,787	$20,475	$(737)	$(2,246)	$—	$46,346
Comprehensive income:
Net loss	—	—	(1,374)	—	—	—	(1,374)	$(1,374)
Transfer of securities to held for trading, net of tax of $(552)	—	—	—	857	—	—	857	857
Unrealized loss on securities available-for-sale, net of tax of $(191)	—	—	—	(296)	—	—	(296)	(296)

Purchase of common stock to be held in treasury (121,200 shares)	—	—	—	—	—	(1,125)	(1,125)
ESOP shares committed to be released (12,961 shares)	—	(10)	—	—	129	—	119
Stock-based compensation expense	—	246	—	—	—	—	246
Stock awards granted	—	(51)	—	—	—	51	—
Stock awards forfeited	—	29	—	—	—	(30)	(1)

Total comprehensive loss								$(813)

Balance at September 30, 2007	$67	$29,001	$19,101	$(176)	$(2,117)	$(1,104)	$44,772

				Accumulated		Common
		Additional		Other		Stock	Total
	Common	Paid-in-	Retained	Comprehensive	Unearned	Held in	Stockholders’	Comprehensive
	Stock	Capital	Earnings	Loss	ESOP	Treasury	Equity	Loss

Balance at January 1, 2008	$67	$29,084	$18,520	$(70)	$(2,074)	$(1,754)	$43,773
Comprehensive income:
Net income	—	—	399	—	—	—	399	$399
Unrealized loss on securities available-for-sale, net of tax of ($1,506)	—	—	—	(2,336)	—	—	(2,336)	(2,336)
Reclassification adjustment on sales of securities available-for-sale, net of tax of $61	—	—	—	(95)	—	—	(95)	(95)

Cumulative effect adjustment on benefit plan reserve	—	—	(445)	—	—	—	(445)
Purchase of common stock to be held in treasury (154,925 shares)	—	—	—	—	—	(1,194)	(1,194)
ESOP shares committed to be released (12,961 shares)	—	(33)	—	—	130	—	97
Stock-based compensation expense	—	267	—	—	—	—	267
Stock awards granted	—	(149)	—	—	—	149	—

Total comprehensive loss								$(2,032)

Balance at September 30, 2008	$67	$29,169	$18,474	$(2,501)	$(1,944)	$(2,799)	$40,466

See Notes to the Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Period
	Ended September 30,
(Dollars in thousands)	2008	2007

Cash flows from operating activities:
Net income (loss)	$399	$(1,374)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Minority interest in net income of consolidated subsidiary	61	53
Provision for loan losses	539	470
Depreciation	376	299
Net (gain) loss on sales of securities	(156)	1,412
Proceeds from sales of securities held for trading	—	40,483
Proceeds from principal repayments of securities held for trading	—	638
Net amortization of security premiums and loan costs	(379)	(588)
Non cash expense for ESOP	97	119
Non cash expense for stock-based compensation	267	246
Increase in bank-owned life insurance	(203)	(212)
Decrease in other assets	36	96
Increase in other liabilities	479	141

Net cash provided by operating activities	1,516	41,783

Cash flows from investing activities:
Net loan originations	(38,066)	(13,281)
Proceeds from sale of student loan portfolio	—	12
Proceeds from maturities of and principal repayments of securities available-for-sale	12,955	13,293
Proceeds from sales of securities available-for-sale	8,766	2,569
Purchases of securities available-for-sale	(28,352)	(51,219)
Purchases of premises and equipment	(220)	(1,184)
(Increase) decrease in FHLB stock, at cost	(1,552)	365
Proceeds from sale of real estate owned	509	—

Net cash used in investing activities	(45,960)	(49,445)

Cash flows from financing activities:
Net increase (decrease) in borrowings	30,434	(1,717)
Net increase in deposits	17,527	11,069
Increase in advance payments by borrowers for taxes and insurance	(226)	(43)
Purchases of common stock held in treasury	(1,194)	(1,125)

Net cash provided by financing activities	46,541	8,184

Net increase in cash and cash equivalents	2,097	522
Cash and cash equivalents, beginning of period	5,552	4,499

Cash and cash equivalents, end of period	$7,649	$5,021

Supplemental cash flow information:
Cash paid for:
Interest on deposits and borrowings	$7,291	$6,359
Income tax expense	44	36

Transfer of securities from available-for-sale to held for trading	—	42,531

Real estate acquired in settlement of loans	360	641

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
The unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary to make the consolidated financial statements not misleading have been included. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as amended. Certain items previously reported have been reclassified to conform with the current reporting period’s format. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year or any other interim period.
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
Accounting for Financial Guarantee Insurance Contracts — an interpretation of SFAS No. 60. In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of SFAS No. 60. This Statement clarifies how SFAS No. 60, Accounting and Reporting by

Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities, which are effective the first period (including interim periods) beginning after May 23, 2008. Except for the required disclosures, earlier application is not permitted. The Company does not anticipate this statement having a material effect on its financial condition or operations upon adoption.
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
Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock. In June 2008, the FASB ratified EITF 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.
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
Effective Date of FASB Statement No. 157: In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, that permits a one-year deferral in applying the measurement provisions of SFAS 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of SFAS No. 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applied SFAS No. 157 in interim or annual financial statements prior to the issuance of FSP 157-2. This FSP will not have a material effect on the Company’s financial condition or operations upon adoption.
Determination of the Useful Life of Intangible Assets. In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.
Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active: In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active, to clarify the application of the provisions of SFAS No. 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to the Company’s September 30, 2008 financial statements. The application of the provisions of FSP 157-3 affected the Company’s results of operations and financial condition as of and for the periods ended September 30, 2008. Refer to Note 3 for discussion on SFAS No. 157.
Staff Accounting Bulletin No. 110. Staff Accounting Bulletin (SAB) No. 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment, of the SAB series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB No. 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 was effective January 1, 2008.
Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. In June 2007, the EITF reached a consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid-in-capital. The amount recognized in additional paid-in-capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The Company expects that EITF 06-11 will not have an impact on its consolidated financial statements.

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements: In March 2007, the EITF reached a consensus on Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, stating that for an endorsement split-dollar life insurance arrangement, an employer should recognize a liability for future benefits based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. The Company recognized the effects of applying the consensus on this issue through a $445,000 cumulative-effect adjustment to retained earnings at January 1, 2008.
Note 3. Securities
The following table sets forth the amortized cost and fair value of securities available-for-sale at the dates indicated (dollars in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2008	Cost	Gains	Losses	Value

Government-Sponsored Enterprises	$14,712	$71	$146	$14,637
Mortgage-backed	53,397	281	286	53,392
REMICs	23,867	75	3,031	20,911
Corporate debt	3,995	—	1,078	2,917
Equities	49	—	—	49

Total securities available-for-sale	$96,020	$427	$4,541	$91,906

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	Cost	Gains	Losses	Value

Government-Sponsored Enterprises	$22,321	$353	$—	$22,674
Mortgage-backed	34,948	242	37	35,153
REMICs	27,875	80	478	27,477
Corporate debt	3,995	—	275	3,720
Equities	49	—	—	49

Total securities available-for-sale	$89,188	$675	$790	$89,073

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
The majority of the Company’s securities are included in Level 2 of the fair value hierarchy. Fair values were determined by a third party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. In some instances, the fair value of certain securities cannot be determined using these techniques due to the lack of relevant market data. As such, these securities are valued using an alternative technique and classified within Level 3 of the fair value hierarchy.
At September 30, 2008, Level 3 includes 12 securities totaling $6.7 million. This balance is comprised of 9 mortgage-backed securities at $3.8 million and three corporate debt securities at $2.9 million, which are pooled trust preferred insurance corporation term obligations. The mortgage-backed securities which were AAA rated at purchase do not have an active market and as such the Company has used an alternative method to determine the fair value of these securities. The fair value has been determined using a discounted cash flow model using market assumptions, which generally include cash flow, collateral and other market assumptions. The corporate debt securities, which were rated A at purchase, could not be priced using quoted market prices, observable market activity or comparable trades, and the financial market was considered not active. The trust preferred market has been severely impacted by the lack of liquidity in the credit markets and concern over the banking industry. Fair values for trust preferred securities were obtained from pricing sources with reasonable pricing transparency, taking into account other unobservable inputs related to the risks for each issuer. The pooled trust preferred corporate term obligations owned are collateralized by the trust preferred securities of insurance companies in the U.S. There has been little or no active trading in these securities for approximately three months; therefore it was more appropriate to determine fair value using a discounted cash flow analysis. To determine the appropriate discount rate and cash flows, a review was completed for each of the issuer’s profitability, credit quality, operating efficiency, capital adequacy, leverage and liquidity position. These factors provided an assessment of the probability of default for each underlying piece of collateral for each year until maturity. Determining the appropriate discount rate for the discounted cash flow analysis combined current and observable market spreads for comparable structured credit products with specific risks identified within each issue. The observable market spreads incorporated both credit and liquidity premiums.

The following tables set forth the fair value hierarchy of securities at September 30, 2008.

	Significant Other	Significant
(Dollars in thousands)	Observable Inputs	Unobservable Inputs
September 30, 2008	(Level 2)	(Level 3)	Total

Securities available-for-sale	$85,246	$6,660	$91,906

Significant
Unobservable Inputs
(Dollars in thousands)	(Level 3)

December 31, 2007	$6,390
Total unrealized losses	(858)
Paydowns and maturities	(227)
Net transfers in (out) of level 3	1,355

September 30, 2008	$6,660

The amount of total unrealized losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains (losses) relating to assets still held at September 30, 2008	$(858)

The following table presents gross unrealized losses and fair value of securities aggregated by category and length of time that individual securities have been in a continuous loss position at the dates indicated (dollars in thousands).

	Less than 12 months			12 months or more			Total

	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
September 30, 2008	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses

Government-sponsored enterprises	2	$3,854	$146	—	$—	$—	2	$3,854	$146

Mortgage-backed	51	31,234	285	2	15	1	53	31,249	286

REMICs:
Private label issuer:
Prime fixed and adjustable rate	5	2,301	496	1	660	109	6	2,961	605
Alt-A fixed rate	10	7,507	2,063	1	1,317	275	11	8,824	2,338
Government-sponsored enterprises	7	1,501	88	—	—	—	7	1,501	88

Total REMICs	22	11,309	2,647	2	1,977	384	24	13,286	3,031

Corporate debt	—	—	—	3	2,917	1,078	3	2,917	1,078

Total securities temporarily impaired	75	$46,397	$3,078	7	$4,909	$1,463	82	$51,306	$4,541

	Less than 12 months			12 months or more			Total

	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
December 31, 2007	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses

Mortgage-backed	8	$9,946	$35	3	$119	$2	11	$10,065	$37

REMICs:
Private label issuer:
Prime fixed and adjustable rate	2	778	2	2	1,028	16	4	1,806	18
Alt-A fixed rate	7	8,390	380	1	766	57	8	9,156	437
Government-sponsored enterprises	3	3,277	22	5	130	1	8	3,407	23

Total REMICs	12	12,445	404	8	1,924	74	20	14,369	478

Corporate debt	—	—	—	3	3,720	275	3	3,720	275

Total securities temporarily impaired	20	$22,391	$439	14	$5,763	$351	34	$28,154	$790

The Company invests in and is subject to credit risk related to private label mortgage-backed securities that are directly supported by underlying mortgage loans. The Company’s private label mortgage-backed securities are credit-enhanced, senior tranches of securities in which the subordinate classes of the securities provide credit support for the senior class of securities. Losses in the underlying loan pool would generally have to exceed the credit support provided by the subordinate classes of securities before the senior class of securities would experience any credit losses. The Company also invests in corporate debt and is subject to credit risk related to pooled Trust Preferred insurance corporation term obligations.
The Company has reviewed its available for sale investment securities at September 30, 2008 and has determined that all unrealized losses are temporary, based on an evaluation of the creditworthiness of the issuers/guarantors as well as the underlying collateral, if applicable, and other facts and circumstances. The Company monitors the credit ratings of all securities for downgrades as well as placement on negative outlook or credit watch. Also, management evaluates other facts and circumstances that may be indicative of an other than temporary impairment condition. Additionally, the Company has the ability and the intent to hold such securities through to recovery of the unrealized losses. The ability and intent of the Company is demonstrated by the fact that the Company is well capitalized and has no need to sell these securities. As a result of this evaluation, management does not believe it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the individual securities. Therefore, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2008.

Note 4. Loans
The following table sets forth the composition of our loan portfolio at the dates indicated.

	September 30, 2008		December 31, 2007		September 30, 2007
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Real estate-mortgage:
One-to-four family residential	$156,634	66.8%	$135,453	70.4%	$136,237	71.9%
Multi-family	10,288	4.4	11,985	6.2	14,087	7.4
Commercial	20,988	9.0	14,483	7.5	13,143	6.9

Total real estate-mortgage	187,910	80.2	161,921	84.1	163,467	86.2

Real estate-construction:
Residential	11,131	4.8	6,671	3.5	4,127	2.2
Commercial	2,543	1.1	—	—	—	—

Total real estate-construction	13,674	5.9	6,671	3.5	4,127	2.2

Consumer:
Home equity	21,891	9.2	17,862	9.3	15,713	8.3
Loans on savings accounts	865	0.4	675	0.4	597	0.3
Home improvement	243	0.1	281	0.1	293	0.2
Other	617	0.3	592	0.3	655	0.3

Total consumer	23,616	10.0	19,410	10.1	17,258	9.1

Commercial business	9,099	3.9	4,341	2.3	4,821	2.5

Total loans	$234,299	100.0%	$192,343	100.0%	$189,673	100.0%

Net premiums on loans purchased	129		191		254
Net deferred loan costs	887		491		478
Loans in process	(8,214)		(3,614)		(2,537)
Allowance for loan losses	(1,646)		(1,457)		(1,018)

Loans, net	$225,455		$187,954		$186,850

Nonperforming Assets. The following table provides information with respect to our nonperforming assets at the dates indicated.

	September 30,	December 31,	September 30,
(Dollars in thousands)	2008	2007	2007

Nonaccrual loans:
Real estate — mortgage	$853	$1,264	$950
Real estate — construction	—	—	—
Consumer	5	17	161
Commercial business	—	—	—

Total	858	1,281	1,111

Accruing loans past due 90 days or more	—	—	—

Total of nonaccrual and 90 days or more past due loans (nonperforming loans)	858	1,281	1,111
Real estate owned	674	1,119	1,210

Total nonperforming assets	$1,532	$2,400	$2,321

Troubled debt restructurings	—	—	—

Troubled debt restructurings and total nonperforming assets	$1,532	$2,400	$2,321

Total nonperforming loans to total loans	0.37%	0.67%	0.59%
Total nonperforming loans to total assets	0.25	0.42	0.38
Total nonperforming assets to total assets	0.44	0.79	0.80

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

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
(Dollars in thousands)	2008	2007	2008	2007	2007

Allowance at beginning of period	$1,516	$941	$1,457	$866	$866
Provision for loan losses	260	395	539	470	1,119
Charge-offs	(130)	(318)	(350)	(318)	(528)
Recoveries	—	—	—	—	—

Net charge-offs	(130)	(318)	(350)	(318)	(528)

Allowance at end of period	$1,646	$1,018	$1,646	$1,018	$1,457

Note 5. Deposits
The following table sets forth the balances of our deposit products at the dates indicated.

	September 30, 2008		December 31, 2007		September 30, 2007
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Noninterest-bearing demand deposits	$13,655	7.9%	$8,918	5.7%	$9,212	6.0%
Interest-bearing demand deposits	11,233	6.5	11,864	7.6	12,675	8.2
Savings accounts	23,662	13.7	23,056	14.8	24,032	15.5
Money market accounts	39,935	23.1	13,676	8.8	13,590	8.8
Certificates of deposit	84,600	48.8	98,044	63.1	95,055	61.5

Total deposits	$173,085	100.0%	$155,558	100.0%	$154,564	100.0%

Note 6. Borrowings
We utilize borrowings as a supplemental source of funds for loans and securities. The primary source of borrowings are FHLB advances and, to a limited extent, repurchase agreements. The following table sets forth information concerning our borrowings for the periods indicated.

	Nine Months	Year	Nine Months
	Ended	Ended	Ended
	September 30,	December 31,	September 30,
(Dollars in thousands)	2008	2007	2007

Maximum amount outstanding at any month end during the period	$131,508	$101,074	$89,663
Average amounts outstanding during the period	116,812	82,880	79,926
Weighted average rate during the period	4.01%	4.32%	4.29%
Balance outstanding at end of period	$131,508	$101,074	$87,606
Weighted average rate at end of period	3.95%	4.30%	4.37%

Note 7. Earnings (Loss) Per Share
Basic earnings per common share is calculated by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Common stock equivalents include restricted stock awards and stock options. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. There was no dilution from stock options for the three or nine months ended September 30, 2008. Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2008	2007	2008	2007

Net income (loss)	$66	$(347)	$399	$(1,374)
Weighted-average shares outstanding:
Basic	5,905,927	6,438,228	5,968,648	6,442,220
Effect of dilutive stock options and restrictive stock awards	—	—	—	—

Diluted	5,905,927	6,438,228	5,968,648	6,442,220

Earnings (loss) per share:
Basic	$0.01	$(0.05)	$0.07	$(0.21)
Diluted	$0.01	$(0.05)	$0.07	$(0.21)

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

	Three Months		Nine Months		Year
	Ended		Ended		Ended
	September 30,		September 30,		December 31,
(Dollars in thousands)	2008	2007	2008	2007	2007

Insurance commissions	$373	$397	$1,486	$1,328	$1,639
Income before income tax expense	50	129	531	469	472

	September 30,		December 31,
	2008	2007	2007

Total assets	$1,242	$1,167	$1,258

Note 9. Stock Based Compensation
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
On August 8, 2008, a non-employee director was granted 2,000 restricted shares of common stock and 5,000 options to purchase shares of common stock. In addition, on the same date, certain officers and key employees of the Company were awarded an aggregate of 15,000 restricted shares of common stock and 30,000 options to purchase shares of common stock. The Company’s common stock closed at $6.70 per share on August 8, 2008, which is the exercise price of the options granted on that date. The market value of the restricted stock awards was approximately $113,900, before the impact of income taxes. The estimated value of the stock options was $100,100, before the impact of income taxes. The per share weighted-average fair value of stock options granted with an exercise price equal to the market value on August 8, 2008 was $2.86, using the Black-Scholes-Merton option pricing model with the following assumptions: expected life of 7 years, expected dividend rate of 0%, risk-free interest rate of 3.94% and an expected volatility of 32.56%, based on historical results. The Company uses the simplified method because it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its shares have been publicly traded.
The Company recognizes expense associated with the awards over the five-year vesting period in accordance with SFAS No. 123(R), Share-Based Payment. Compensation expense was $94,000 for the three months ended September 30, 2008 compared to $79,000 for the three months ended September 30, 2007. For the nine months ended September 30, 2008, compensation expense was $267,000 compared to $246,000 for the nine months ended September 30, 2007. As of September 30, 2008, there was $1.2 million of total unrecognized compensation cost related to nonvested stock-based compensation compared to $1.3 million at December 31, 2007. The compensation expense cost at September 30, 2008 is expected to be recognized ratably over the remaining service period of 3.23 years. There is no intrinsic value for stock options at September 30, 2008.

		Stock Options

		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Remaining
Stock-Based Compensation	Shares	Price	Term

Outstanding at January 1, 2008	239,500	$10.05	8.80
Granted	35,000	6.70
Exercised or converted	—	—
Forfeited	—	—
Expired	—	—

Outstanding at September 30, 2008	274,500	$9.62	8.05

Exercisable at September 30, 2008	93,300	$10.08	7.78

	Stock Options		Restricted Stock Awards

	Number of	Fair-Value	Number of	Fair-Value
	Shares	Price	Shares	Price

Nonvested at January 1, 2008	194,100	$3.14	79,100	$10.03
Granted	35,000	2.86	17,000	6.70
Vested	47,900	3.14	19,500	10.05
Forfeited	—	—	—	—

Nonvested at September 30, 2008	181,200	$3.09	76,600	$9.29

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
Balance Sheet Analysis
Assets. Total assets at September 30, 2008 were $350.1 million, an increase of $44.8 million, or 14.7%, from total assets of $305.3 million at December 31, 2007.
Securities available-for-sale increased $2.8  million, or 3.2%, to $91.9 million at September 30, 2008 compared to $89.1 million at December 31, 2007. In March 2008, the Company purchased $24.4 million in mortgage-backed securities and $4.0 million in Government-sponsored enterprise securities, which was partially offset by the sales of $8.8 million in Government-sponsored enterprise securities and $13.0 million in calls and paydowns. In addition, the securities portfolio reflects an unrealized loss of $4.1 million at September 30, 2008, primarily from corporate debt and REMIC securities, compared to $115,000 at December 31, 2007.
Loans, net, increased $37.5 million, or 20.0%, to $225.5 million at September 30, 2008 compared to $188.0 million at December 31, 2007. The increase was primarily the result of growth in one-to-four family residential real estate, commercial real estate, commercial business, and home equity loans partially offset by payoffs of multi-family loans.

Real estate owned decreased $445,000 to $674,000 at September 30, 2008 compared to $1.1 million at December 31, 2007. We transferred into real estate owned two one-to-four family residential real estate properties valued at $260,000 and sold two properties for $686,000. A $177,000 payment for one of the properties was not yet received and was being held as a receivable as of September 30, 2008. As part of taking possession of these properties, the Company has recorded $313,000 in charge-offs.
Liabilities. Total liabilities at September 30, 2008 were $309.6 million, compared to $261.4 million at December 31, 2007, an increase of $48.1 million, or 18.4%.
Total deposits increased $17.5 million, or 11.3%, to $173.1 million at September 30, 2008 compared to $155.6 million at December 31, 2007. The increase in deposits was primarily in money market deposit and noninterest-bearing demand deposit accounts. The Company offers a competitive rate on its money market accounts to attract new customers with the intention of retaining and building on such relationships. In addition, the relationships developed with our loan customers have helped drive the increase in money market accounts as well as in noninterest-bearing demand deposits. This increase was partially offset by a decrease in certificates of deposit, primarily in higher costing short-term certificates.
Borrowings increased $30.4 million, or 30.1%, to $131.5 million at September 30, 2008 compared to $101.1 million at December 31, 2007. We utilized borrowings to fund loan growth.
Stockholders’ Equity. Stockholders’ equity was $40.5 million at September 30, 2008, a decrease of $3.3 million from December 31, 2007. The decrease in stockholders’ equity was primarily due to the $2.4 million change in the unrealized loss position of the securities portfolio, net of tax, the repurchase of $1.2 million in common stock, and the recognition of a cumulative effect adjustment of $445,000 in the Company’s bank-owned life insurance benefit plan reserve as a result of the adoption of EITF Issue No. 06-4. The decrease was partially offset by net income of $399,000 for the nine months ended September 30, 2008.
Results of Operations for the Three Months Ended September 30, 2008 and 2007
Overview. The Company had net income of $66,000 for the three months ended September 30, 2008, compared to a net loss of $347,000 for the same period in 2007.

	Three Months Ended
	September 30,
(Dollars in thousands)	2008	2007

Net income (loss)	$66	$(347)
Return on average assets	0.08%	(0.49)%
Return on average equity	0.65	(3.07)
Average equity to average assets	11.81	16.03

Net Interest Income. Net interest income for the three months ended September 30, 2008 increased $531,000 to $2.2 million compared to the three months ended September 30, 2007. Interest rate spread and net interest margin were 2.23% and 2.66%, respectively, for the three months ended September 30, 2008 compared to 1.90% and 2.50%, respectively, for the three months ended September 30, 2007. The improvement in interest rate spread and net interest margin is primarily attributed to the growth in the loan and securities portfolio coupled with lower costs on deposits and borrowings.
Interest income increased $777,000, or 20.3%, to $4.6 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 due to an increase of $63.5 million in the average balance of interest-earning assets partially offset by a decrease of 17 basis points in the average yield. Interest income on loans increased $529,000 due to an increase of $34.6 million in the average balance, primarily driven by increases in one-to-four family residential real estate, commercial real estate, commercial business, and home equity loans. Interest income on securities increased $310,000 due to an increase of $27.0 million in the average balance, primarily from purchases of mortgage-backed securities in March 2008.

Interest expense increased $246,000, or 11.3%, to $2.4 million for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. Interest expense on deposits decreased $223,000 due to a decrease of 78 basis points in cost related to the repricing of money market accounts and maturing certificates of deposits at lower rates, partially offset by an increase of $9.0 million in the average balance, primarily in money market accounts. Interest expense on borrowings increased $469,000 due to an increase of $52.7 million in the average balance, partially offset by a decrease of 31 basis points in cost related to the repricing of borrowings at lower costs in the current economic environment.

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

	Three Months Ended September 30,

		2008			2007

		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Assets:
Interest-earning assets:
Loans, net (1)(2)	$218,341	$3,218	5.90%	$183,778	$2,689	5.85%
Securities (3)	98,410	1,315	5.34	71,401	1,005	5.63
Other interest-earning assets	10,864	69	2.54	8,904	131	5.88

Total interest-earning assets	327,615	$4,602	5.62	264,083	$3,825	5.79
Noninterest-earning assets	16,201			17,613

Total assets	$343,816			$281,696

Liabilities and Stockholders’ equity:
Interest-bearing liablities:
Interest-bearing demand deposits	$11,871	$14	0.47%	$13,060	$16	0.49%
Savings accounts	23,787	45	0.76	24,712	62	1.00
Money market accounts	37,429	296	3.16	13,137	138	4.20
Certificates of deposit	85,208	794	3.73	98,347	1,156	4.70

Total interest-bearing deposits	158,295	1,149	2.90	149,256	1,372	3.68

Borrowings	127,254	1,273	4.00	74,549	804	4.31

Total interest-bearing liabilities	285,549	2,422	3.39	223,805	2,176	3.89

Noninterest-bearing liabilities	17,672			12,737

Total liabilities	303,221			236,542

Stockholders’ equity	40,595			45,154

Total liabilities and stockholders’ equity	$343,816			$281,696

Net interest income		$2,180			$1,649

Interest rate spread (4)			2.23%			1.90%
Net interest margin (5)			2.66			2.50
Average interest-earning assets to average interest-bearing liablities			114.73%			118.00%

(1)	Amount is net of deferred loan costs, loans in process and allowance for loan losses.

(2)	Amount includes nonaccrual loans in average balances only.

(3)	Amount does not include effect of unrealized gain (loss) on securities available-for-sale.

(4)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Three Months Ended September 30, 2008
		Compared To
	Three Months Ended September 30, 2007

		Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest and dividend income:
Loans, net	$506	$23	$529
Securities	364	(54)	310
Other interest-earning assets	23	(85)	(62)

Total interest-earning assets	893	(116)	777

Interest expense:
Deposits	82	(305)	(223)
Borrowings	531	(62)	469

Total interest-bearing liablities	613	(367)	246

Change in net interest income	$280	$251	$531

Provision for Loan Losses. The provision for loan losses was $260,000 for the three months ended September 30, 2008 compared to $395,000 for the three months ended September 30, 2007. The decrease in the provision is primarily related to a decline in charge-offs in the current period. Net charge-offs were $130,000 for the three months ended September 30, 2008 compared to $318,000 for the three months ended September 30, 2007. The current period charge-off was related to a one-to-four family residential real estate loan that was transferred into real estate owned. Included in the prior period is a $310,000 charge-off as a result of the Company taking possession of two multi-family loans in our purchased secondary market mortgage portfolio. Also contributing to the provision was growth in the loan portfolio, predominantly in one-to-four family, commercial, and home equity loans.
Noninterest Income. Noninterest income increased $7,000 or 1.2%, to $582,000 for the three months ended September 30, 2008 compared to $575,000 for the three months ended September 30, 2007.

Noninterest Expense. The following table summarizes noninterest expense for the periods indicated.

	Three Months Ended
	September 30,
(Dollars in thousands)	2008	2007

Compensation and employee benefits	$1,373	$1,463
Occupancy	328	301
FDIC insurance premiums	9	6
Data processing	104	94
Advertising	22	45
Professional services	146	129
Stationary, printing and supplies	27	32
Telephone	13	13
Postage	31	29
Correspondent bank fees	38	31
Real estate owned expense	114	—
All other	175	183

Total noninterest expense	$2,380	$2,326

Noninterest expense increased $54,000, or 2.3%, for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.
Income Tax (Benefit) Expense. Income tax expense for the three months ended September 30, 2008 was $51,000 compared to an income tax benefit of $165,000 for the same period in 2007.
Results of Operations for the Nine Months Ended September 30, 2008 and 2007
Overview. The Company had net income of $399,000 for the nine months ended September 30, 2008 compared to a net loss of $1.4 million for the same period in 2007. The increase in net income is primarily the result of the recognition of a $1.4 million loss related to the securities portfolio restructuring included in noninterest income in 2007.

	Nine Months Ended
	September 30,
(Dollars in thousands)	2008	2007

Net income (loss)	$399	$(1,374)
Return on average assets	0.16%	(0.65)%
Return on average equity	1.26	(4.00)
Average equity to average assets	12.70	16.30

Net Interest Income. Net interest income for the nine months ended September 30, 2008 increased $1.2 million to $6.1 million compared to $4.8 million for the nine months ended September 30, 2007. Interest rate spread and net interest margin were 2.11% and 2.57%, respectively, for the nine months ended September 30, 2008 compared to 1.86% and 2.43%, respectively, for the nine months ended September 30, 2007. The improvement in interest rate spread and net interest margin is primarily attributed to growth in loans and securities. The securities restructuring in April 2007 and the Company’s decision in March 2008 to sell several securities that were likely to be called and purchase mortgage-backed securities improved the overall yield on securities. Despite growth in deposits and borrowings, the Company’s maturing short-term certificates of deposits and borrowings repriced at lower interest rates, which helped to improve the net interest spread and net interest margin.

Interest income increased $2.1 million, or 18.7%, to $13.3 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due to an increase in the average balance of interest-earning assets of $50.3 million. Interest income on loans increased $1.2 million due to increases of $24.6 million in the average balance, primarily driven by one-to-four family residential, commercial, and home equity loans. Interest income on securities increased $1.1 million due to an increase of $23.9 million in the average balance and 17 basis points in yield. The securities restructuring in April 2007 and the Company’s decision in March 2008 to sell several securities that were likely to be called and purchase mortgage-backed securities improved the overall yield on securities.
Interest expense increased $846,000, or 13.3%, for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Interest expense on deposits decreased $101,000 due to a decrease of 36 basis points in cost partially offset by an increase of $12.5 million in the average balance. The increase in average balances was primarily related to the marketing of competitive rates on our performance money market deposit accounts. Interest expense on borrowings increased $947,000 due to an increase of $36.9 million in the average balance partially offset by a decrease of 28 basis points in cost. The Company has utilized borrowings to fund loan growth.

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

	Nine Months Ended September 30,

		2008			2007

		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Assets:
Interest-earning assets:
Loans, net (1)(2)	$203,051	$8,937	5.87%	$178,462	$7,764	5.80%
Securities (3)	99,671	4,074	5.45	75,742	2,999	5.28
Other interest-earning assets	11,227	252	2.99	9,459	408	5.75

Total interest-earning assets	313,949	$13,263	5.63	263,663	$11,171	5.65
Noninterest-earning assets	17,873			17,272

Total assets	$331,822			$280,935

Liabilities and Stockholders’ equity:
Interest-bearing liablities:
Interest-bearing demand deposits	$11,900	$42	0.47%	$13,065	$47	0.48%
Savings accounts	23,495	140	0.79	25,452	191	1.00
Money market accounts	26,853	640	3.18	10,984	325	3.95
Certificates of deposit	93,970	2,866	4.07	94,229	3,226	4.56

Total interest-bearing deposits	156,218	3,688	3.15	143,730	3,789	3.51

Borrowings	116,812	3,516	4.01	79,926	2,569	4.29

Total interest-bearing liabilities	273,030	7,204	3.52	223,656	6,358	3.79

Noninterest-bearing liabilities	16,645			11,477

Total liabilities	289,675			235,133

Stockholders’ equity:	42,147			45,802

Total liabilities and stockholders’ equity	$331,822			$280,935

Net interest income		$6,059			$4,813

Interest rate spread (4)			2.11%			1.86%
Net interest margin (5)			2.57			2.43
Average interest-earning assets to average interest-bearing liablities			114.99%			117.89%

(1)	Amount is net of deferred loan costs, loans in process and allowance for loan losses.

(2)	Amount includes nonaccrual loans in average balances only.

(3)	Amount does not include effect of unrealized gain (loss) on securities available-for-sale.

(4)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30, 2008
		Compared To
	Nine Months Ended September 30, 2007

		Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest and dividend income:
Loans, net	$1,078	$95	$1,173
Securities	975	100	1,075
Other interest-earning assets	67	(223)	(156)

Total interest-earning assets	2,120	(28)	2,092

Interest expense:
Deposits	313	(414)	(101)
Borrowings	1,125	(178)	947

Total interest-bearing liablities	1,438	(592)	846

Change in net interest income	$682	$564	$1,246

Provision for Loan Losses. The provision for loan losses was $539,000 for the nine months ended September 30, 2008 compared to $470,000 for the nine months ended September 30, 2007. Charge-offs in the current period contributed to the increase in the provision. Net charge-offs were $350,000 for the nine months ended September 30, 2008 compared to $318,000 for the nine months ended September 30, 2007. The current period charge-offs were primarily related to two one-to-four family residential real estate loans that were transferred into real estate owned. Included in the prior period was a $310,000 charge-off as a result of the Company taking possession of two multi-family loans in our purchased secondary market mortgage portfolio. Also contributing to the provision was growth in the loan portfolio, predominantly in one-to-four family, commercial, and home equity loans.
Noninterest Income. Noninterest income increased $1.8 million to $2.2 million for the nine months ended September 30, 2008 compared to $441,000 for the nine months ended September 30, 2007. The increase was primarily attributable to a $1.4 million loss recorded as a result of the securities restructuring which was completed in the prior period. In addition, insurance commissions increased $158,000 compared to the prior period and the Company recognized a gain of $156,000 on the sales of securities in the current period.

Noninterest Expense. The following table summarizes noninterest expense for the periods indicated.

	Nine Months Ended
	September 30,
(Dollars in thousands)	2008	2007

Compensation and employee benefits	$4,147	$4,239
Occupancy	987	832
FDIC insurance premiums	20	17
Data processing	315	279
Advertising	92	118
Professional services	415	413
Stationary, printing and supplies	84	97
Telephone	45	40
Postage	102	94
Correspondent bank fees	117	92
Real estate owned expense	114	—
All other	532	524

Total noninterest expense	$6,970	$6,745

Noninterest expense increased $225,000, or 3.3%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The increase is primarily related to increased occupancy costs for the nine months ended September 30, 2008 in connection with the opening of the Washington office in June 2007. In addition, the Company incurred $114,000 in real estate owned expenses in the current period.
Income Tax (Benefit) Expense. Income tax expense for the nine months ended September 30, 2008 was $306,000 compared to an income tax benefit of $640,000 for the same period in 2007. The benefit recorded for the nine months ended September 30, 2007 was primarily from the loss recorded as a result of the securities portfolio restructuring.
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
Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2008, cash and cash equivalents totaled $7.6 million. At September 30, 2008, securities classified as available-for-sale totaled $91.9 million, which provides an additional source of liquidity. In addition, at September 30, 2008, we had the ability to borrow approximately $199.2 million from the FHLB of Pittsburgh. On September 30, 2008, we had $126.0 million of FHLB advances outstanding and the maximum remaining borrowing capacity at the FHLB was approximately $73.2 million.
Certificates of deposit due within one year of September 30, 2008 totaled $46.7 million, or 55.4% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds including other certificates of deposit and borrowings. We believe, however, based on past

\

experience, that a significant portion of our maturing certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
The following table summarizes the Company’s commitments at the date indicated.

September 30,
(Dollars in thousands)	2008

Loans in process	$8,214
Unused revolving lines of credit	2,801
Unused commercial business lines of credit	2,267
One-to-four family residential commitments	1,345
Consumer commitments	434
Commercial commitments	1,375

Total commitments outstanding	$16,436

Capital Management. We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2008, we exceeded all of our regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.
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
For the nine months ended September 30, 2008, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.
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
There has been no change in FedFirst Financial’s internal control over financial reporting during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, FedFirst Financial’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company made the following purchases of its common stock during the three months ended September 30, 2008.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number	Average Price	Part of the Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Program	Under the Program
Period	Purchased (2)	Share	(1)	(1)
July 2008	6,434	$6.34	6,325	121,750
August 2008	5,366	6.43	1,500	120,250
September 2008	22,000	6.07	22,000	98,250

Total	33,800	6.18	29,825

(1)	On May 22, 2008, the Company announced that the board of directors had approved a program allowing the Company to repurchase up to 140,000 shares of the Company’s outstanding common stock, which was approximately 5% of outstanding shares held by persons other than FFMHC on that date. This repurchase program is scheduled to expire on November 30, 2008. As of September 30, 2008, 41,750 shares of the Company’s common stock had been repurchased under this program.

(2)	The Company purchased 3,975 shares that were not made pursuant to a publicly announced program to satisfy the Company’s obligation to purchase shares from participants in the Company’s Equity Incentive Plan to cover income taxes on vested shares.
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

FEDFIRST FINANCIAL CORPORATION

(Registrant)

Date: November 14, 2008	/s/ John G. Robinson

John G. Robinson
President and Chief Executive Officer

Date: November 14, 2008	/s/ Robert C. Barry Jr.

Robert C. Barry Jr.
Chief Financial Officer and Senior Vice President
(Principal Financial Officer and Chief Accounting Officer)