Form 10-K
period 2008-12-31
FedFirst Financial CORP
filed 2009-03-16
CIK 1308017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-51153
FEDFIRST FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

United States	25-1828028

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Donner at Sixth Street, Monessen, Pennsylvania	15062

(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: (724) 684-6800
Securities registered under Section 12(b) of the Exchange Act:

Common Stock, par value $0.01 per share Title of each class	Nasdaq Stock Market LLC Name of each exchange on which registered
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2008 was approximately $12,988,000.
The number of shares outstanding of the registrant’s common stock as of March 11, 2009 was 6,336,775.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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
PART I
ITEM 1. BUSINESS
General
     FedFirst Financial Corporation (“FedFirst Financial” or the “Company”) is a federally chartered savings and loan holding company established in 1999 to be the holding company for First Federal Savings Bank (“First Federal” or the “Bank”). FedFirst Financial’s business activity is the ownership of the outstanding capital stock of First Federal. FedFirst Financial’s wholly owned subsidiaries are First Federal, a federally chartered stock savings bank, and FedFirst Exchange Corporation (“FFEC”). FFEC has an 80% controlling interest in Exchange Underwriters, Inc. Exchange Underwriters, Inc. is a full-service, independent insurance agency that offers property and casualty, commercial liability, surety and other insurance products.
     First Federal operates as a community-oriented financial institution offering residential, multi-family and commercial mortgages, consumer loans and commercial business loans as well as a variety of deposit products for individuals and businesses from nine locations in southwestern Pennsylvania. First Federal conducts insurance brokerage activities through Exchange Underwriters, Inc. First Federal is subject to competition from other financial institutions and to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.
     FedFirst Financial is a majority owned subsidiary of FedFirst Financial Mutual Holding Company (“FFMHC”), our federally chartered mutual holding company parent. As a mutual holding company, FFMHC is a non-stock company that has as its members the depositors of First Federal. FFMHC does not engage in any business activity other than owning a majority of the common stock of FedFirst Financial. So long as we remain in the mutual holding company form of organization, FFMHC will own a majority of the outstanding shares of FedFirst Financial. FFMHC has virtually no operations or assets other than an investment in the Company and is not included in these financial statements. All significant intercompany transactions have been eliminated.
     In April 2005, FedFirst Financial completed its initial public offering. In connection with the offering, the Company sold 3,636,875 shares of common stock to FFMHC. As a result, FFHMC owned 55% of the Company’s original issuance of common stock. At December 31, 2008, FFHMC’s ownership of common stock increased to 57% as a result of the Company’s common stock repurchase programs throughout 2007 and 2008 which reduced the number of outstanding shares.
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
Competition
     We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market area and from other financial service companies, such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2008, which is the most recent date for which data is available from the FDIC, we held approximately 0.25% of the deposits in the Pittsburgh metropolitan area. Banks owned by The PNC Financial Services Group, Inc. and Citizens Financial Group, Inc. also operate in our market area. These institutions are significantly larger than us and, therefore, have significantly greater resources.
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

     One-to-Four Family Residential Mortgage Loans. Our primary lending activity has historically been the origination of mortgage loans to enable borrowers to purchase or refinance existing homes located in the greater Pittsburgh metropolitan area. We offer fixed and adjustable rate mortgage loans with terms up to 30 years. Borrower demand for adjustable versus fixed rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed rate mortgage loans and the initial period interest rates and loan fees for adjustable rate loans. The relative amount of fixed and adjustable rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. We currently have a low demand for our adjustable rate mortgage loans. The loan fees charged, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.
     Interest rates and payments on our adjustable rate mortgage loans generally adjust annually after an initial fixed period that ranges from one to ten years. Interest rates and payments on our adjustable rate loans generally are adjusted to a rate typically equal to 2.75% or 3.00% above the applicable index. We use the one-year constant maturity Treasury index for loans that adjust annually and the three-year constant maturity Treasury index for loans that adjust every three years. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan.
     Prior to 2006, we purchased newly originated single family mortgage loans to supplement our origination activities. The properties securing the loans are located throughout the country. We underwrote all of the purchased loans to the same standards as loans originated by us. We may purchase additional loans in the future to supplement our origination activities. At December 31, 2008, purchased residential loans totaled $29.8 million.
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
     Commercial and Multi-Family Real Estate Loans. We offer a variety of fixed and adjustable rate mortgage loans secured by commercial property and multi-family real estate. These loans generally have terms up to 25 years and are typically secured by apartment buildings, office buildings, or manufacturing facilities. Loans are secured by first mortgages, and amounts generally do not exceed 80% of the property’s appraised value. In addition to originating these loans, we also participate in loans originated at other financial institutions in the region.
     As part of our efforts to increase our loan portfolio, we had purchased newly originated multi-family real estate loans prior to 2006. The properties securing the loans are located in seven states throughout the country. We desired geographic diversification among the purchased loans so that we would not concentrate exposure to changes in any particular local or regional economy. We underwrote all of the purchased loans to the same standards as loans originated by us. At December 31, 2008, purchased multi-family real estate loans totaled $7.1 million.
     At December 31, 2008, our largest multi-family real estate loan was $1.8 million and was secured by multi-family apartment buildings. Our largest commercial real estate loan was $1.6 million and was secured by a commercial property. These loans were performing in accordance with their original terms at December 31, 2008.

     At December 31, 2008, loan participations totaled $6.5 million. All of the properties securing these loans are located in the Pittsburgh metropolitan area. Our largest participation loan was $1.1 million and we are a 12.5% participant.
     Construction Loans. We may originate loans to individuals to finance the construction of residential dwellings. We also make construction loans for commercial development projects, including apartment buildings, and owner-occupied properties used for businesses. Our residential construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 months. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Loans generally can be made with a maximum loan-to-value ratio of 97% on residential construction and 80% on commercial construction. Loans with loan-to-value ratios in excess of 80% on residential construction generally require private mortgage insurance or additional collateral. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan.
     At December 31, 2008, our largest outstanding residential construction loan commitment was for $900,000, of which substantially the entire amount had been disbursed. At December 31, 2008, our largest outstanding commercial construction commitment was for $2.5 million, of which $1.5 million has been disbursed. These loans were performing in accordance with their original terms at December 31, 2008.
     Commercial Business Loans. We originate commercial business loans to professionals and small businesses in our market area. We offer installment loans for a variety of business needs including capital improvements and equipment acquisition. These loans are secured by business assets such as accounts receivable, inventory, and equipment, and are typically backed by the personal guarantee of the borrower. We originate working capital lines of credit to finance the short-term needs of businesses. These credit lines are repaid by seasonal cash flows from operations and are also typically backed by the personal guarantee of the borrower.
     When evaluating commercial business loans, we perform a detailed financial analysis of the borrower and/or guarantor which includes but is not limited to: cash flow and balance sheet analysis, debt service capabilities, review of industry (geographic and economic conditions) and collateral analysis.
     At December 31, 2008, our largest commercial business loan relationship was a $1.9 million line of credit, of which $499,000 was outstanding. This loan was performing in accordance with its original terms at December 31, 2008.
     Consumer Loans. Our consumer loans include home equity lines of credit, home equity installment loans, loans on savings accounts, and personal lines of credit.
     The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.
     We offer home equity installment loans and home equity lines of credit with a maximum combined loan-to-value ratio of 100%. In 2007, the Company discontinued offering home equity loans with a maximum loan-to-value ratio greater than 100%. Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate as reported in The Wall Street Journal. Home equity installment loans have fixed interest rates and terms that range up to 30 years.
     We offer secured consumer loans in amounts up to $20,000. These loans have fixed interest rates and terms that range from one to 10 years. We offer unsecured consumer loans in amounts up to $10,000. These loans have fixed interest rates and terms that range from one to five years.
     We no longer offer home improvement loans. In the past, we offered these loans in amounts up to $25,000 with fixed interest rates and terms that ranged up to 20 years. Our home improvement loans were made under the U.S. Department of Housing and Urban Development’s Title I program and are insured by the Federal Housing Administration against the risk of default for up to 90% of the loan amount.

Loan Underwriting Risks
     Adjustable Rate Loans. While we anticipate that adjustable rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed rate mortgages, the increased mortgage payments required of adjustable rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. In addition, although adjustable rate mortgage loans help make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.
     Commercial and Multi-Family Real Estate Loans. Loans secured by commercial and multi-family real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential mortgage loans. Of primary concern in commercial and multi-family real estate lending is the borrower’s creditworthiness and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flow on income properties, we require borrowers and/or guarantors to provide annual financial statements regarding the commercial and multi-family real estate. In reaching a decision on whether to grant a commercial or multi-family real estate loan, we consider the cash flow of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. We also may look to the financial strength of any related entities in approving the request.
     We have generally required that the properties securing these real estate loans have a debt service coverage ratio (cash flow available to service debt / debt service) of at least 1.25x and a leverage ratio (debt to worth) of less than 3.0x. Environmental surveys are obtained for requests greater than $1.0 million when circumstances suggest the possibility of the presence of hazardous materials.
     We underwrite all commercial loan participations to the same standards as loans originated by us. In addition, we also consider the financial strength and reputation of the lead lender. We require the lead lender to provide a full closing package as well as annual financial statements for the borrower and related entities so that we can conduct an annual loan review for all loan participations.
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
     Commercial Business Loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the business. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself. A debt service coverage ratio of at least 1.25x and a leverage ratio of less than 3.0x are also applicable to commercial business loans. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We also maintain allowable advance rates for each collateral type to ensure coverage.

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
Loan Originations, Purchases and Sales
     Loan originations come from a number of sources. The primary source of loan originations are telephone marketing efforts, existing customers, walk-in traffic, loan brokers, advertising and referrals from customers. We generally originate loans for our portfolio and have not sold any loans in recent years with the exception of the sale of a majority of our student loan portfolio in 2006. Prior to 2006, we had purchased loans to supplement our own loan originations.
Loan Approval Procedures and Authority
     Our lending activities follow written, nondiscriminatory, underwriting standards and loan origination procedures established by our Board of Directors and management. The Board of Directors has granted certain loan approval authority to a committee of officers. The loan committee approves all one-to-four family mortgages, construction loans and all consumer loans which exceed the authority level of certain officers of the Company. All commercial loans over $500,000 and loans or extensions to insiders require the approval of the Board of Directors. All commercial loans up to $500,000 require majority approval of a committee of three executive officers.
Loans to One Borrower
     The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15.0% of our unimpaired capital and surplus. At December 31, 2008, our regulatory limit on loans to one borrower was $5.1 million. At that date, our largest lending relationship was $3.8 million in commercial business loans. These loans were performing in accordance with their original terms at December 31, 2008.
Loan Commitments
     We issue commitments for fixed and adjustable rate mortgage and commercial loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 45 days.
Investment Activities
     We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, Government-sponsored enterprise securities and securities of various federal agencies and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in corporate securities and mutual funds. We also are required to maintain an investment in Federal Home Loan Bank (“FHLB”) of Pittsburgh stock. While we have the authority under applicable law and our investment policies to invest in derivative securities, we had no such investments at December 31, 2008.
     At December 31, 2008, our investment portfolio consisted primarily of Government-sponsored enterprise securities, mortgage-backed securities issued primarily by Fannie Mae, Freddie Mac and Ginnie Mae, guaranteed and private label REMIC pass-through certificates and corporate debt securities.
     Our investment objectives are to provide and maintain liquidity, to provide collateral for pledging requirements, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of investment when demand for loans is weak and to generate a favorable return.

Our Board of Directors has the overall responsibility for the investment portfolio, including approval of the investment policy and appointment of the Investment Committee. The Investment Committee consists of five of our executive officers. The Investment Committee is responsible for implementation of the investment policy and monitoring our investment performance. Individual investment transactions are reviewed and ratified by the Board of Directors on a monthly basis.
Insurance Activities
     We conduct insurance brokerage activities through our 80%-owned subsidiary, Exchange Underwriters, Inc. Exchange Underwriters is a full-service, independent insurance agency that offers property and casualty, commercial general liability, surety and other insurance products. Exchange Underwriters has agents and brokers licensed in more than 35 states. Exchange Underwriters generates revenues primarily from commissions paid by insurance companies with respect to the placement of insurance products.
Deposit Activities and Other Sources of Funds
     General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and economic conditions.
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

Personnel
     At December 31, 2008, we had 87 full-time employees and eight part-time employees, including employees of our insurance agency subsidiary, none of whom is represented by a collective bargaining unit.
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
EXECUTIVE OFFICERS OF THE REGISTRANT
     The Board of Directors annually elects the executive officers of FFMHC, FedFirst Financial and First Federal, who serve at the Board’s discretion. Our executive officers are:

Name	Position

John G. Robinson	President and Chief Executive Officer of FFMHC, FedFirst Financial and First Federal

Patrick G. O’Brien	Executive Vice President and Chief Operating Officer of FFMHC, FedFirst Financial and First Federal

Robert C. Barry, Jr.	Senior Vice President and Chief Financial Officer of FFMHC, FedFirst Financial and First Federal

Richard B. Boyer	Vice President — Insurance of First Federal; President of Exchange Underwriters, Inc.

Henry B. Brown III	Vice President — Loan Administration of First Federal

Geraldine A. Ferrara	Vice President — Branch Services and Sales of First Federal

Jennifer L. George	Vice President — Bank Operations of First Federal

Jamie L. Prah	Vice President — Controller and Treasurer of First Federal and Vice President of FFMHC and FedFirst Financial

DaCosta Smith, III	Vice President — Human Resources of First Federal and Vice President of FFMHC and FedFirst Financial

     Below is information regarding our executive officers who are not also directors. Ages presented are as of December 31, 2008.
     Patrick G. O’Brien has served as Executive Vice President and Chief Operating Officer of FedFirst Financial and First Federal since September 2005. Prior to working with FedFirst Financial, Mr. O’Brien served as Regional President and Senior Lender — Commercial Lending with WesBanco Bank, Inc., Washington, Pennsylvania, from March 2002 to August 2005. Before serving with WesBanco Bank, Mr. O’Brien was Senior Vice President of Commercial Lending with Wheeling National Bank from August 1999 to March 2002, and Vice President and District Manager (Retail Banking) at PNC from 1993 to 1999. Age 47.
     Robert C. Barry, Jr. has served as the Senior Vice President and Chief Financial Officer of FedFirst Financial and First Federal since April 1, 2006. Prior to working with FedFirst Financial, Mr. Barry served as Senior Vice President of the PNC Financial Services Group, Inc. Age 65.
     Henry B. Brown III has served as Vice President of First Federal since August 2007. Prior to working with First Federal, Mr. Brown served as Senior Vice President — Treasury Management at WesBanco Bank, Inc. from May 2005 to August 2007 and as Owner/Partner of Good Deeds, Inc., a real estate services firm, from May 2002 to May 2005. Prior to working as Owner/Partner of Good Deeds, Inc., Mr. Brown held several positions at PNC Bank until February 2002. Age 57.

     Geraldine A. Ferrara joined First Federal in October 2005 as Vice President — Consumer Sales Manager. In August 2006, she was named Vice President — Branch Services and Sales. Prior to working with First Federal, Ms. Ferrara served as Vice President — Market Manager at PNC Bank from June 2004 to October 2005 and as Vice President — Sector Service Manager from July 1999 to May 2004. Age 57.
     Jennifer L. George joined First Federal in January 2006 as Assistant Controller. In July 2007, she was named Vice President — Bank Operations. Prior to working with First Federal, Ms. George served as Accounts Payable Manager with Del Monte Foods from April 2005 to December 2005 and Accounting Manager at First Commonwealth, formerly Great American Federal, from January 2003 to December 2004. Age 37.
     Jamie L. Prah has served as Vice President — Controller and Treasurer of First Federal since February 2005. Prior to working with First Federal, Mr. Prah served as Corporate Controller of North Side Bank from July 2004 to February 2005. Before serving with North Side Bank, Mr. Prah was Vice President and Controller of Great American Federal from May 2002 to June 2004 and Assistant Vice President — Internal Audit from May 2000 to May 2002. Age 38.
     DaCosta Smith, III has served as the Vice President — Director of Human Resources for First Federal since 1992. Age 53.
REGULATION AND SUPERVISION
General
     FedFirst Financial is a savings and loan holding company within the meaning of federal law. As such, FedFirst Financial is registered with the Office of Thrift Supervision (“OTS”) and subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over FedFirst Financial and its non-savings association subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.
     The Bank, as an insured federal savings association, is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the Federal Deposit Insurance Corporation (“FDIC”), as the deposit insurer. The Bank is a member of the FHLB System and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition and obtain regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings associations. The OTS and/or the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on FedFirst Financial, FFMHC, the Bank and their operations.
     Certain regulatory requirements applicable to the Bank and to FedFirst Financial are referred to below or elsewhere herein. The summary of statutory provisions and regulations applicable to savings associations and their holding companies set forth below and elsewhere in this document does not purport to be a complete description of such statutes and regulations and their effects on the Bank and Company and is qualified in its entirety by reference to the actual statutes and regulations.

Holding Company Regulation
     Restrictions Applicable to Mutual Holding Companies. Federal law prohibits a savings and loan holding company from acquiring more than 5% of the voting stock of another savings association or savings and loan holding company without prior written approval of the OTS and from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company or savings association. A savings and loan holding company is also prohibited from acquiring more than 5% of a company engaged in activities other than those authorized by federal law or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings associations, the OTS must consider the financial and managerial resources and future prospects of FedFirst Financial and the institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.
     Although savings and loan holding companies are not currently subject to regulatory capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings associations. The Bank must notify the OTS 30 days before declaring any dividend and comply with the additional restrictions described below. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.
     Stock Holding Company Subsidiary Regulation. The OTS has adopted regulations governing the two-tier mutual holding company form of organization and mid-tier stock holding companies that are controlled by mutual holding companies. Under the rules, the stock holding company subsidiary holds all the shares of the mutual holding company’s savings association subsidiary and issues at least a majority of its own shares to the mutual holding company parent. The stock holding company subsidiary is permitted to engage in activities that are permitted for its mutual holding company parent subject to the same terms and conditions. OTS regulations specify that the stock holding company subsidiary must be federally chartered for supervisory reasons.
     Waivers of Dividends by FFMHC. OTS regulations require mutual holding companies to notify the agency if they propose to waive receipt of dividends from their stock subsidiary. The OTS reviews dividend waiver notices on a case-by-case basis and, in general, does not object to a waiver if: (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the mutual holding company’s board of directors determines that their waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members. FedFirst Financial anticipates that FFMHC will waive dividends, if any are paid.
     Conversion to Stock Form. OTS regulations permit FFMHC to convert from the mutual form of organization to the capital stock form of organization. There can be no assurance when, if ever, a conversion transaction will occur. In a conversion transaction, a new holding company would be formed as the successor to FFMHC and FedFirst Financial. FFMHC’s corporate existence would end and certain depositors in the Bank would receive a right to subscribe for shares of the new holding company. In a conversion transaction, each share of common stock of FedFirst Financial held by stockholders other than FFMHC would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio designed to ensure that stockholders other than FFMHC own the same percentage of common stock in the new holding company as they owned in FedFirst Financial immediately before conversion. The total number of shares held by stockholders other than FFMHC after a conversion transaction would be increased by any purchases by such stockholders in the stock offering conducted as part of the conversion transaction.
     Acquisition of FedFirst Financial. Under the Federal Change in Control Act, a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings association. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the OTS has found that the acquisition will not result in a change of control of FedFirst Financial. Under the Change in Control Act, the OTS generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Federal Savings Bank Regulation
     Capital Requirements. The OTS capital regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio; a 4% Tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system); and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.
     The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital, less certain specified deductions from total capital such as reciprocal holdings of depository institution capital, instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is generally defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 capital) include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses, limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.
     The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At December 31, 2008, the Bank met each of its capital requirements. See Note 10 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
     Prompt Corrective Regulatory Action. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings association that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings association that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the OTS is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company up to the lesser of 5% of the savings association’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital regulations. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and undercapitalized institutions are subject to additional mandatory and discretionary restrictions.

     Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. For 2008, assessments ranged from five to forty-three basis points of assessable deposits. Due to losses incurred by the Deposit Insurance Fund in 2008 from failed institutions, and anticipated future losses, the FDIC has adopted a seven basis point increase in the assessment range for the first quarter of 2009. The FDIC has adopted further refinements to its risk-based assessment that are effective April 1, 2009 and make the range seven to 77-1/2 basis points. The FDIC has also imposed a special emergency assessment of 20 basis points of assessable deposits as of June 30, 2009 in order to cover losses to the Deposit Insurance Fund. No institution may pay a dividend if in default of the federal deposit insurance assessment.
     Deposit insurance per account owner has been raised from $100,000 to $250,000 for all types of accounts until January 1, 2010. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program under which, for a fee, noninterest bearing transaction accounts receive unlimited insurance coverage until December 31, 2009 and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2009 are guaranteed by the FDIC through June 30, 2012. The Bank has opted to participate in the unlimited noninterest bearing transaction account coverage, and the Bank and FedFirst Financial have opted to not participate in the unsecured debt guarantee program.
     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the calendar year ending December 31, 2008 averaged 1.12 basis points of assessable deposits.
     The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.
     Loans to One Borrower. Generally, subject to certain exceptions, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.
     Qualified Thrift Lender Test. Federal law requires savings associations to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities but also defined to include education, credit card and small business loans) in at least 9 months out of each 12 month period. A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2008, the Bank met the qualified thrift lender test.
     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings association, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution, or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank’s capital fell below its regulatory requirements or the OTS notified it that it was in need of increased supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     Transactions with Related Parties. The Bank’s authority to engage in transactions with “affiliates” (e.g., any entity that controls or is under common control with an institution, including FedFirst Financial and its other subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings association. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings association’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings associations are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings association may purchase the securities of any affiliate other than a subsidiary.
     The Sarbanes-Oxley Act of 2002 generally prohibits loans by FFMHC to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, the Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The laws limit both the individual and aggregate amount of loans that the Bank may make to insiders based, in part, on the Bank’s capital level and requires that certain board approval procedures be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional restrictions based on the type of loan involved.
     Assessments. Savings associations are required to pay assessments to the OTS to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed based upon the savings association’s (including consolidated subsidiaries) total assets, condition and complexity of portfolio. The OTS assessments paid by the Bank for the year ended December 31, 2008 totaled $85,000.
     FHLB System. The Bank is a member of the FHLB System, which consists of 12 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in that FHLB. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2008 of $6.9 million. In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock.
     The Federal Home Loan Banks have been required to provide funds for the resolution of insolvent thrifts in the late 1980s and contribute funds for affordable housing programs. These and similar obligations could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. In December 2008, the FHLB suspended dividend payments, which will reduce the Bank’s net interest income. Future increases to FHLB advances would likely also reduce the Bank’s net interest income.
     Federal Reserve System. The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $44.4 million; a 10% reserve ratio is applied above $44.4 million. The first $10.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually. The Bank complies with the foregoing requirements.

FEDERAL AND STATE TAXATION
Federal Income Taxation
     General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2004. For its 2008 year, First Federal’s maximum federal income tax rate was 34%.
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
     Bad Debt Reserves. For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and requires savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $1.5 million of our accumulated bad debt reserves would not be recaptured into taxable income unless First Federal makes a “non-dividend distribution” to FedFirst Financial as described below.
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
State Taxation
     FedFirst Financial and its non-thrift Pennsylvania subsidiaries are subject to the Pennsylvania Corporation Net Income Tax and Capital Stock and Franchise Tax. The state Corporate Net Income Tax rate for fiscal years ended 2008, 2007, and 2006 was 9.99% and was imposed on FedFirst Financial’s and its non-thrift subsidiaries’ unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of 0.389% of a corporation’s capital stock value, which is determined in accordance with a fixed formula.

     First Federal is taxed under the Pennsylvania Mutual Thrift Institutions Tax Act (the “MTIT”), as amended, to include thrift institutions having capital stock. Pursuant to the MTIT, First Federal’s tax rate is 11.5%. The MTIT exempts First Federal from all other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The MTIT is a tax upon net earnings, determined in accordance with generally accepted accounting principles with certain adjustments. The MTIT, in computing income, allows for the exclusion of interest earned on Pennsylvania and federal securities, while disallowing a percentage of a thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of First Federal. Net operating losses, if any, thereafter can be carried forward three years for MTIT purposes. Neither FedFirst Financial nor First Federal has been audited by the Commonwealth of Pennsylvania in the last five years.
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
Higher loan losses could require us to increase our allowance for loan losses through a charge to earnings.
     When we loan money we incur the risk that our borrowers do not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. Our allowance for loan losses may not be sufficient to cover future loan losses, which would require us to build reserves, thus reducing earnings.
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
     Our net interest income is the interest we earn on loans and investment less the interest we pay on our deposits and borrowings. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates — up or down — could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up. Changes in the slope of the “yield curve” — or the spread between short-term and long-term interest rates — could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.
Our emphasis on real estate lending exposes us to a risk of loss due to a decline in property values.
     Substantially all of our loans are secured by real estate in Western Pennsylvania. Current economic conditions, including declines in the housing market, have resulted in declines in real estate values in our market area. These declines in real estate values could cause some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss in the event that we seek to recover on defaulted loans by selling the real estate collateral.
A continuation of recent turmoil in the financial markets could have an adverse effect on our financial position or results of operations.
Beginning in 2008, United States and global markets have experienced severe disruption and volatility, and general economic conditions have declined significantly. Adverse developments in credit quality, asset values and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic, industry and regulatory environment, have had a marked negative impact on the industry. The United States and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have also been working to design and implement programs to improve general economic conditions. Notwithstanding the actions of the United States and other governments, there can be no assurances that these efforts will be successful in restoring industry, economic or market conditions and that they will not result in adverse unintended consequences. Factors that could continue to pressure financial services companies, including FedFirst Financial, are numerous and include (1) worsening credit quality, leading among other things to increases in loan losses and reserves, (2) continued or worsening disruption and volatility in financial markets, leading among other things to continuing reductions in assets values, (3) capital and liquidity concerns regarding financial institutions generally, (4) limitations resulting from or imposed in connection with governmental actions intended to stabilize or provide additional regulation of the financial system, or (5) recessionary conditions that are deeper or last longer than currently anticipated.

Strong competition within our market area could reduce our profits and slow growth.
     We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2008, we held 0.25% of the deposits in the Pittsburgh metropolitan area. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.
Our purchase of out-of-state loans may expose us to increased lending risks.
     Between 2002 and 2005, we purchased $95.4 million of newly originated residential and multi-family real estate loans. The purchased loans are secured by properties throughout the country. Rapid repayments, primarily as a result of the lower interest rate environment since the loans were originated, have reduced the aggregate outstanding principal amount of these loans to $36.9 million at December 31, 2008, which was 15.6% of our total loans. It is difficult to assess the future performance of this part of our loan portfolio because the properties securing these loans are located outside of our market area. We can give no assurance that these loans will not have delinquency or charge-off levels above our historical experience, which would adversely affect our future performance.
We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.
     We are subject to extensive regulation, supervision and examination by the OTS, our chartering authority, and by the FDIC, as insurer of our deposits. FFMHC, FedFirst Financial and First Federal are all subject to regulation and supervision by the OTS. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of First Federal rather than for holders of FedFirst Financial common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. As a result of the current market turmoil, there is a potential for new laws and regulations regarding lending and funding practices and liquidity standards and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations. In addition, the FDIC, which has imposed a one-time special assessment to increase the balance of the Deposit Insurance Fund, may raise deposit insurance premiums further and/or impose additional special assessments. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.

ITEM 2. PROPERTIES
     We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities at December 31, 2008 (dollars in thousands).

			Date of		Net Book Value
	Year	Square	Lease	Owned /	at
Location	Opened	Footage	Expiration	Leased	December 31, 2008

First Federal Savings Bank:

Donner at Sixth Street Monessen, PA 15062	1970	11,430	N/A	Owned	$188

557 Donner at Sixth Street Monessen, PA 15062 (1)	1980	6,625	N/A	Owned	15

235 West Main Street PO Box 141 Monongahela, PA 15063	1965	6,323	N/A	Owned	51

1670 Broad Avenue Belle Vernon, PA 15012	1974	5,048	N/A	Owned	214

545 West Main Street Uniontown, PA 15401 (2)	1975	4,160	N/A	Owned	129

Park Centre Plaza 1711 Grand Boulevard Monessen, PA 15062	1985	1,575	2/28/10	Leased	—

Meldon at Sixth Street PO Box 442 Donora, PA 15033	1980	2,609	N/A	Owned	215

101 Independence Street PO Box 625 Perryopolis, PA 15473	1986	1,992	N/A	Owned	38

3515 Washington Road McMurray, PA 15317	2006	2,535	2/28/11	Leased	—

95 West Beau Street Suite 130 Washington, PA 15301	2007	3,355	4/30/17	Leased	—

Exchange Underwriters:
121 West Pike Street Canonsburg, PA 15317	1982	3,500	5/31/12	Leased	—

(1)	Administrative offices.

(2)	The property is subject to a ground lease that expires in 2009.

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
Market, Holder and Dividend Information
     The Company’s common stock is listed on the NASDAQ Capital Market under the trading symbol “FFCO.” The following table sets forth the high and low sales prices of the common stock for the four quarters of 2008 and 2007, as reported on the NASDAQ Capital Market.

	2008		2007
Quarter	High	Low	High	Low

First Quarter	$9.30	$8.00	$9.70	$8.64
Second Quarter	8.30	5.41	9.69	8.64
Third Quarter	8.00	5.35	9.30	8.66
Fourth Quarter	6.20	4.21	9.45	8.50

     FedFirst Financial has not declared or paid any dividends to date to its stockholders. FedFirst Financial’s ability to pay dividends is dependent on dividends received from First Federal. For a discussion of restrictions on the payment of cash dividends by First Federal, see “Business — Regulation and Supervision — Federal Savings Bank Regulation — Limitation on Capital Distributions” in this Annual Report on Form 10-K.
     As of March 11, 2009, there were approximately 192 holders of record of the Company’s common stock, excluding the number of persons or entities holding stock in street name through various brokerage firms.

Purchases of Equity Securities
     The Company made the following purchases of its common stock during the three months ended December 31, 2008.

			Total Number of
			Shares Purchased	Maximum Number
			as Part of the	of Shares that May
	Total Number	Average Price	Publicly	Yet Be Purchased
	of Shares	Paid per	Announced	Under the
Period	Purchased	Share	Programs(1)	Programs(1)
October 2008	15,000	$5.66	15,000	83,250
November 2008	13,500	5.30	13,500	69,750
December 2008	—	—	—	69,750

Total	28,500	5.49	28,500

(1)	On May 23, 2008, the Company announced that the board of directors had approved a program allowing the Company to repurchase up to 140,000 shares of the Company’s outstanding common stock, which was approximately 5% of outstanding shares held by persons other than FFMHC on that date. This repurchase program was scheduled to expire on November 30, 2008, but was extended to May 31, 2009. On February 6, 2009, the Company announced the cancellation of this program. At the time of cancellation, the Company had purchased 85,250 shares of common stock under the program at an average price of $5.76.
ITEM 6. SELECTED FINANCIAL DATA
     Not applicable as the Company is a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
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
     Expenses. The noninterest expenses we incur in operating our business consist of compensation and employee benefits expenses, occupancy expenses which include depreciation, FDIC insurance premiums, data processing expenses and other miscellaneous expenses.

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
     Other expenses include advertising, professional services, stationary, printing, and supplies, telephone, postage, correspondent bank fees, real estate owned expenses, and other miscellaneous operating expenses.
Critical Accounting Policies
     We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the following to be our critical accounting policies: allowance for loan losses, deferred income taxes, goodwill, and other than temporary impairment.
     Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income.
     Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on larger impaired loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the OTS, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. See Notes 1 and 3 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
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

     Goodwill. In connection with our acquisition of Exchange Underwriters, we recorded $1.1 million of goodwill. As required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized but is subject, at a minimum, to annual tests for impairment. The SFAS No. 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. We estimate the fair values of the related operations using discounted cash flows. The forecasts of future cash flows are based on our best estimate of future revenues and operating costs, based primarily on contracts in effect, new accounts and cancellations and operating budgets. The impairment analysis requires management to make subjective judgments concerning how the acquired assets will perform in the future. Events and factors that may significantly affect the estimates include competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and industry and market trends. Changes in these forecasts could cause a reporting unit to either pass or fail the first step in the SFAS No. 142 goodwill impairment model, which could significantly change the amount of impairment recorded. Our annual assessment of potential goodwill impairment was completed in the fourth quarter of 2008. Based on the results of this assessment, no goodwill impairment was recognized.
     Other Than Temporary Impairment. We evaluate securities for impairment based on the three step model outlined in Financial Accounting Standards Board Staff Position FAS 115-1 and 124-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The three step model includes identifying impairment, determining whether the impairment is other-than-temporary and, if so, recognizing the impairment loss. An investment is impaired if its fair value is less than its cost basis. We assess impairment at the individual security level on a quarterly basis. Determining the amount of the other-than-temporary impairment involves a high degree of subjective judgments and may include evaluating the following impairment indicators:
•	Significant deterioration in the investee’s earnings performance, credit rating, asset quality, or business prospects.

•	Significant adverse change in the investee’s regulatory, economic, or technological environment or in the general market conditions of either the geographic area or the industry in which the investee operates.

•	Bona fide, solicited-or-unsolicited offer to buy the same or a similar security for an amount less than cost or a completed auction process for the same or similar security indicating a decline in the investment’s fair value.

•	Events or conditions that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operations, working-capital deficiencies, or noncompliance with statutory capital requirements or debt covenants.
     An impaired state may end either because fair value recovers at least up to its cost or because the investor recognizes an other-than-temporary impairment loss. Once impairments are identified, a determination is made on whether they are temporary or other-than-temporary. The loss recognized on an identified other-than-temporary impairment is the difference between the investment’s cost and its fair value at the balance-sheet date. This establishes a new cost basis for the investment, which is not adjusted for subsequent recoveries of fair value. We subsequently account for other-than-temporarily impaired debt securities as though those securities had been purchased on the measurement date of the impairment. The discount or reduced premium recorded for the debt security is amortized over the remaining life of the security based on the amount and timing of estimated future cash flows.

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
     Total loans increased $44.6 million or 23.2%, to $236.9 million at December 31, 2008 compared to $192.3 million at December 31, 2007.
     The largest segment of our loan portfolio is one-to-four family residential loans. These loans increased $20.4 million, or 15.1%, to $155.9 million and represented 65.7% of total loans at December 31, 2008, compared to $135.5 million, or 70.4% of total loans, at December 31, 2007.
     Commercial real estate loans increased $9.8 million to $24.3 million and represented 10.3% of total loans at December 31, 2008, compared to $14.5 million, or 7.5% of total loans, at December 31, 2007. The increase was the result of the Company’s continued focus on growing its commercial loan portfolio by becoming a greater presence in the business community.
     Multi-family real estate loans decreased $1.0 million, or 8.7%, to $10.9 million and represented 4.6% of total loans at December 31, 2008, compared to $12.0 million, or 6.2% of total loans, at December 31, 2007. The decrease was the result of prepayments and pay-downs of purchased multi-family loans.
     Construction loans increased $6.6 million, or 99.0%, to $13.3 million and represented 5.7% of total loans at December 31, 2008, compared to $6.7 million, or 3.5% of total loans, at December 31, 2007. Residential construction loans increased $3.2 million, or 47.4% to $9.8 million. At December 31, 2008, there were two commercial construction loans totaling $3.4 million. There were no commercial construction loans at December 31, 2007.
     We originate commercial business loans secured by business assets other than real estate, such as business equipment, inventory and accounts receivable. Commercial business loans increased $4.1 million, or 95.2%, to $8.5 million and represented 3.6% of total loans at December 31, 2008, compared to $4.3 million, or 2.3% of total loans, at December 31, 2007. This increase from the prior year represents the Company’s continued focus on developing business relationships and improving the mix and profitability of our loan portfolio.
     We also originate a variety of consumer loans, including home equity lines of credit, home equity installment loans, loans on savings accounts, and personal lines of credit. Consumer loans increased $4.6 million, or 23.9%, to $24.1 million at December 31, 2008, compared to $19.4 million at December 31, 2007 and represented 10.1% of total loans both years. Home equity loans, which increased $4.5 million, or 25.1% to $22.3 million, accounted for the majority of the increase in consumer loans.

     The following table sets forth the composition of our loan portfolio at the dates indicated (dollars in thousands).

December 31,	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Real estate — mortgage:
One-to-four family residential	$155,871	65.7%	$135,453	70.4%	$133,821	75.2%	$133,189	76.3%	$111,333	69.5%
Multi-family	10,946	4.6	11,985	6.2	18,410	10.3	21,552	12.3	26,995	16.9
Commercial	24,301	10.3	14,483	7.5	5,437	3.1	4,121	2.4	5,401	3.4

Total real estate — mortgage	191,118	80.6	161,921	84.1	157,668	88.6	158,862	91.0	143,729	89.8

Real estate — construction:
Residential	9,833	4.2	6,671	3.5	5,021	2.8	4,366	2.5	5,584	3.5
Commercial	3,443	1.5	—		1,750	1.0	1,000	0.6	94	0.1

Total real estate — construction	13,276	5.7	6,671	3.5	6,771	3.8	5,366	3.1	5,678	3.6

Consumer:
Home equity	22,344	9.4	17,862	9.3	9,470	5.3	6,264	3.6	6,442	4.0
Loans on savings accounts	886	0.4	675	0.4	493	0.3	416	0.2	245	0.2
Home improvement	233	0.1	281	0.1	381	0.2	470	0.3	668	0.4
Other	588	0.2	592	0.3	531	0.3	1,955	1.1	2,303	1.4

Total consumer	24,051	10.1	19,410	10.1	10,875	6.1	9,105	5.2	9,658	6.0

Commercial business	8,474	3.6	4,341	2.3	2,616	1.5	1,271	0.7	948	0.6

Total loans	236,919	100.0%	192,343	100.0%	177,930	100.0%	174,604	100.0%	160,013	100.0%

Net premium on loans purchased	120		191		326		358		401
Net deferred loan costs	850		491		432		385		393
Loans in process	(5,899)		(3,614)		(3,104)		(3,385)		(3,374)
Allowance for losses	(1,806)		(1,457)		(866)		(800)		(725)

Loans, net	$230,184		$187,954		$174,718		$171,162		$156,708

     The following table sets forth certain information at December 31, 2008 regarding the dollar amount of loans maturing during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Real estate — construction loans will be converted to a real estate — mortgage loan at the end of the construction period and are reported based on the maturity date of the real estate — mortgage loan (dollars in thousands).

	Amounts due in

	One year or	One to	After five
	less	five years	years	Total

Real estate — mortgage	$1,492	$5,722	$183,904	$191,118
Real estate — construction	—	—	13,276	13,276
Consumer	1,782	947	21,322	24,051
Commercial business	3,002	4,563	909	8,474

Total	$6,276	$11,232	$219,411	$236,919

     The following table sets forth the dollar amount of all loans at December 31, 2008 that are due after December 31, 2009 and have either fixed or adjustable interest rates (dollars in thousands).

	Fixed	Adjustable	Total

Real estate — mortgage	$171,930	$17,696	$189,626
Real estate — construction	13,276	—	13,276
Consumer	20,999	1,270	22,269
Commercial business	5,155	317	5,472

Total	$211,360	$19,283	$230,643

     Our adjustable rate mortgage loans generally do not provide for downward adjustments below the initial contract rate. This feature has prevented some loans from adjusting downwards in a declining interest rate environment. When market interest rates rise, the interest rates on these loans will not increase until the contract rate (the index plus the margin) exceeds the interest rate floor.
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
     The Company reviews its position quarterly to determine if there is an other-than-temporary impairment on any of its securities. The policy of the Company is to recognize an other-than-temporary impairment on equity securities where the fair value has been significantly below cost for three consecutive quarters. For fixed-maturity investments with unrealized losses due to interest rates where the Company has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery, declines in value below cost are not assumed to be other-than-temporary. The Company evaluates the creditworthiness of the issuers/guarantors as well as the underlying collateral, if applicable. The Company also monitors the credit ratings of all securities for downgrades as well as placement on negative outlook or credit watch. Management may also evaluate other facts and circumstances that may be indicative of an other-than-temporary impairment condition.

     The Company invests in and is subject to credit risk related to private label mortgage-backed securities that are directly supported by underlying mortgage loans. The Company’s private label mortgage-backed securities are credit-enhanced, senior tranches of securities in which the subordinate classes of the securities provide credit support for the senior class of securities. Losses in the underlying loan pool would generally have to exceed the credit support provided by the subordinate classes of securities before the senior class of securities would experience any credit losses. At December 31, 2008, the Company had a total of 17 private label mortgage-backed securities with an amortized cost of $14.3 million and a fair market value of $9.2 million.
     As part of the Company’s review of its available for sale securities at December 31, 2008, it was determined that 11 private label mortgage-backed securities for vintages 2005 through 2007 with an unrealized loss of $4.8 million had other-than-temporary impairment. Of these securities, 9 were significantly downgraded by the rating agencies in December 2008 with all but one accorded below investment grade status. In addition to the decrease in fair market value, the underlying assets reflected further deterioration with respect to delinquencies, foreclosures and payment speed which identified a potential loss of principle based on cash flow analysis.
     The Company also invests in corporate debt and is subject to credit risk related to pooled Trust Preferred insurance corporation term obligations. Corporate debt securities generally have greater credit risk than Government-sponsored enterprises securities and generally have higher yields than government securities of similar duration. Therefore, we limit the amount of the portfolio based on these concerns. At December 31, 2008, we held corporate debt securities with a carrying value of $1.7 million.
     Securities at amortized cost decreased $1.9 million, or 2.2%, to $87.3 million at December 31, 2008. In 2008, there were security purchases of $49.1 million, which were partially offset by sales of $29.7 million, calls of $4.4 million, and paydowns. In the first quarter of 2008, various sales and purchases were made based on an evaluation of the securities portfolio in light of the current economic environment, whereby the Company determined there were several securities likely to be called. Additional purchases and sales occurred in the fourth quarter of 2008 to improve the overall yield on the securities portfolio. In addition, the REMIC amortized cost was reduced as a result of the recognition of a $4.8 million other-than-temporary impairment.
     The following table sets forth the amortized cost and fair value of the securities portfolio at the dates indicated (dollars in thousands).

December 31,	2008		2007		2006

	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

Government-sponsored enterprises	$9,267	$9,366	$22,321	$22,674	$30,475	$30,036
Mortgage-backed	41,359	41,980	34,948	35,153	14,892	14,885
REMICs	32,590	32,383	27,875	27,477	34,831	34,121
Corporate debt	3,995	1,655	3,995	3,720	4,010	3,954
Equities	49	49	49	49	49	49

Total securities available-for-sale	$87,260	$85,433	$89,188	$89,073	$84,257	$83,045

     At December 31, 2008, we had no investments in a single company or entity (other than with Government-sponsored enterprises) that had an aggregate book value in excess of 10% of our equity.

     The following table sets forth the stated maturities and weighted average yields of our mortgage-backed and debt securities at December 31, 2008. Certain mortgage-backed securities have adjustable interest rates and will reprice periodically within the various maturity ranges. These repricing schedules are not reflected in the table below. At December 31, 2008, mortgage-backed securities and REMICs with adjustable rates totaled $10.0 million (dollars in thousands).

	Amounts due in

	One year or less		One year to five years		Five years to ten years		After ten years		Total

		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

Government-sponsored enterprises	$—	—%	$—	—%	$8,357	5.64%	$1,009	6.03%	$9,366	5.68%
Mortgage-backed	1	9.25	2	9.25	404	4.65	41,573	5.47	41,980	5.47
REMICs	1	4.18	1,180	5.25	4,403	5.38	26,799	5.27	32,383	5.28
Corporate debt	—	—	—	—	—	—	1,655	4.22	1,655	4.22

Total available-for-sale debt securities	$2	5.96%	$1,182	5.26%	$13,164	5.52%	$71,036	5.34%	$85,384	5.36%

Equity securities									49

Total securities available-for-sale									$85,433

     Deposits. Our deposit base is comprised of demand deposits, savings accounts, money market accounts and certificates of deposits. We consider demand deposits, savings accounts and money market accounts to be core deposits. Total deposits increased $17.2 million, or 11.1%, for the year ended December 31, 2008, as money market deposit accounts increased $30.2 million and noninterest-bearing deposits increased $3.1 million, partially offset by a $14.9 million decrease in certificates of deposit. Money market account growth was due to the marketing of select promotional rates. The increase has provided an opportunity for funding loan originations. The increase was partially offset by decreases in short-term certificates of deposit, savings account and interest-bearing demand deposits as customers shifted their funds to accounts with more attractive interest rates. Our focus remains on building and fostering relationships with current customers and attracting new customers.
     The following table sets forth the balances of our deposit products at the dates indicated (dollars in thousands).

	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent

Noninterest-bearing demand deposits	$12,005	6.9%	$8,918	5.7%	$5,409	3.8%
Interest-bearing demand deposits	11,336	6.6	11,864	7.6	12,530	8.7
Savings accounts	22,477	13.0	23,056	14.8	26,525	18.5
Money market accounts	43,873	25.4	13,676	8.8	7,663	5.3
Certificates of deposit	83,113	48.1	98,044	63.1	91,368	63.7

Total deposits	$172,804	100.0%	$155,558	100.0%	$143,495	100.0%

     The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 2008. Jumbo certificates of deposit require minimum deposits of $100,000 (dollars in thousands).

Certificates
Maturity Period	of Deposit

Three months or less	$2,631
Over three through six months	2,340
Over six through twelve months	1,907
Over twelve months	7,585

Total jumbo certificates	$14,463

     The following table sets forth certificates of deposit classified by rates at the dates indicated (dollars in thousands).

December 31,	2008	2007	2006

1.01 - 2.00%	$—	$—	$5
2.01 - 3.00%	24,950	4,415	9,944
3.01 - 4.00%	30,358	16,024	20,008
4.01 - 5.00%	20,674	51,507	31,152
5.01 - 6.00%	4,543	23,177	24,068
6.01 - 7.00%	2,588	2,921	6,191

Total certificates of deposits	$83,113	$98,044	$91,368

     The following table sets forth the amount and maturities of certificates of deposit at December 31, 2008 (dollars in thousands).

Amounts due in
	One year	One to	Two to	Three to	After		Percent of
	or less	two years	three years	four years	four years	Total	total

2.01 - 3.00%	$23,239	$1,308	$345	$58	$—	$24,950	30.0%
3.01 - 4.00%	9,738	14,550	1,130	2,097	2,843	30,358	36.5
4.01 - 5.00%	5,783	4,065	1,305	3,192	6,329	20,674	24.9
5.01 - 6.00%	2,325	557	1,025	454	182	4,543	5.5
6.01 - 7.00%	—	1,729	859	—	—	2,588	3.1

Total	$41,085	$22,209	$4,664	$5,801	$9,354	$83,113	100.0%

     The following table sets forth deposit activity for the periods indicated (dollars in thousands).

Years Ended December 31,	2008	2007	2006

Beginning balance	$155,558	$143,495	$124,897
Increase before interest credited	12,019	6,801	15,105
Interest credited	5,227	5,262	3,493

Net increase in deposits	17,246	12,063	18,598

Deposits at end of year	$172,804	$155,558	$143,495

     Borrowings. We utilize borrowings from the FHLB of Pittsburgh and, to a limited extent, repurchase agreements to supplement our funding for loans and securities (dollars in thousands).

Years Ended December 31,	2008	2007	2006

Maximum amount outstanding at any month end during the year	$135,337	$101,074	$98,766
Average amounts outstanding during the year	120,704	82,880	90,308
Weighted average rate during the year	3.99%	4.32%	4.04%
Balance outstanding at end of year	$132,410	$101,074	$89,323
Weighted average rate at end of year	3.87%	4.30%	4.22%

     Borrowings increased $31.3 million, or 31.0%, in the year ended December 31, 2008. These advances mature in 2009 through 2014. The increase in borrowings was necessary to fund loan growth. The weighted average interest rate at the end of the year decreased compared to the prior year end as the new advances were at lower rates and any maturing advances were replaced throughout the year with lower cost advances.
     Stockholders’ Equity. Stockholders’ equity decreased $4.5 million, or 10.2%, to $39.3 million at December 31, 2008 primarily as a result of net loss for the year, the repurchase of common stock, and a $1.0 million increase in the unrealized loss position of the securities portfolio after recognition of the impairment loss on securities.

Results of Operations for the Years Ended December 31, 2008 and 2007
     Overview.

(Dollars in thousands)	2008	2007

Net loss	$(2,145)	$(1,955)
Return on average assets	(0.64)%	(0.68)%
Return on average equity	(5.14)	(4.30)
Average equity to average assets	12.41	15.93

     The Company had a net loss of $2.1 million for 2008, compared to a net loss of $2.0 million for 2007. The net loss for 2008 was primarily due to the recognition of a $4.8 million impairment on securities. The net loss for 2007 was primarily due to the recognition of a $1.4 million loss from the restructuring of the securities portfolio.
     Net Interest Income. Net interest income increased $1.8 million, or 28.1%, to $8.3 million for the year ended December 31, 2008. Our net interest spread and net interest margin were 2.15% and 2.61%, respectively, for the year ended December 31, 2008 as compared to 1.85% and 2.43%, respectively, for the year ended December 31, 2007.
     Total interest income increased $2.7 million, or 17.8%, to $18.0 million for the year ended December 31, 2008. Interest income on loans increased $1.8 million, due to the increase in average volume of $28.6 million, of which one-to-four family, commercial real estate, and home equity were the primary contributors. Interest income on securities increased $1.1 million, or 26.9%. This increase was primarily due to an increase in the average volume of $20.4 million related to $49.1 million in purchases partially offset by $29.8 million in sales. This activity was based on an evaluation of the securities portfolio in light of the current economic environment, whereby the Company determined in the first quarter of 2008 that there were several securities likely to be called. Other interest-earning assets income decreased $231,000 or 43.6% primarily as a result of a decrease of 295 basis points in the average yield, partially offset by a $1.9 million increase in the average balance. The key components that comprise other interest-earning assets are the FHLB Stock and our FHLB demand account.
     Total interest expense increased $884,000, or 10.1%, to $9.6 million for the year ended December 31, 2008. Interest expense on deposits decreased $350,000, or 6.8%, as a result of a decrease in the average cost of 48 basis points due to declining rates on our certificates of deposit and money market accounts. The decrease in the average cost was partially offset by an increase in the average balance of $11.3 million, primarily related to an increase in money market accounts. Interest expense on borrowings increased $1.2 million primarily due to an increase of $37.8 million in the average balance to fund loan and security growth. The increase in the average balance was partially offset by an decrease in average cost of 33 basis points as new borrowings were added at lower costs.

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

Years Ended December 31,	2008			2007
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Assets:
Interest-earning assets:
Loans, net (1)(2)	$209,335	$12,347	5.90%	$180,781	$10,535	5.83%
Securities (3)	97,968	5,313	5.42	77,593	4,186	5.39
Other interest-earning assets	11,438	299	2.61	9,534	530	5.56

Total interest-earning assets	318,741	$17,959	5.63	267,908	$15,251	5.69
Noninterest-earning assets	17,374			17,659

Total assets	$336,115			$285,567

Liabilities and Stockholders’ equity:
Interest-bearing liablities:
Interest-bearing demand deposits	$11,792	$56	0.47%	$12,855	$61	0.47%
Savings accounts	23,312	183	0.79	24,887	250	1.00
Money market accounts	30,435	956	3.14	11,717	464	3.96
Certificates of deposit	91,058	3,629	3.99	95,856	4,399	4.59

Total interest-bearing deposits	156,597	4,824	3.08	145,315	5,174	3.56

Borrowings	120,704	4,813	3.99	82,880	3,579	4.32

Total interest-bearing liabilities	277,301	9,637	3.48	228,195	8,753	3.84

Noninterest-bearing liabilities	17,088			11,881

Total liabilities	294,389			240,076

Stockholders’ equity	41,726			45,491

Total liabilities and stockholders’ equity	$336,115			$285,567

Net interest income		$8,322			$6,498

Interest rate spread (4)			2.15%			1.85%
Net interest margin (5)			2.61			2.43
Average interest-earning assets to average interest-bearing liablities			114.94%			117.40%

(1)	Amount is net of deferred loan costs, loans in process, and estimated allowance for loan losses.

(2)	Amount includes nonaccrual loans in average balances only.

(3)	Amount does not include effect of unrealized (loss) gain on securities available-for-sale.

(4)	Interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	2008 Compared to 2007
	Increase (Decrease) Due to
	Volume	Rate	Total

Interest and dividend income:
Loans, net	$1,684	$128	$1,812
Securities	1,104	23	1,127
Other interest-earning assets	91	(322)	(231)

Total interest-earning assets	2,879	(171)	2,708

Interest expense:
Deposits	382	(732)	(350)
Borrowings	1,526	(292)	1,234

Total interest-bearing liablities	1,908	(1,024)	884

Change in net interest income	$971	$853	$1,824

     Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 2008 and 2007 (dollars in thousands).

Years Ended December 31,	2008	2007

Allowance at beginning of year	$1,457	$866
Provision for loan losses	878	1,119
Charge-offs	(529)	(528)
Recoveries	—	—

Net charge-offs	(529)	(528)

Allowance at end of year	$1,806	$1,457

     Provisions for loan losses were $878,000 for 2008 compared to $1.1 million for 2007. We had net charge-offs of $529,000 in 2008, primarily in one-to-four family residential loans, compared to $528,000 in 2007, primarily in multi-family and home equity installment loans. The Company maintained an allowance for loan losses to total loans ratio of 0.76% at December 31, 2008 and 2007.
     An analysis of the changes in the allowance for loan losses is presented under “Risk Management—Analysis and Determination of the Allowance for Loan Losses.”

     Noninterest Income. The following table summarizes noninterest (loss) income for the years ended December 31, 2008 and 2007 (dollars in thousands).

Years Ended December 31,	2008	2007

Fees and service charges	$487	$412
Insurance commissions	1,929	1,639
Income from bank-owned life insurance	813	279
Impairment loss on securities	(4,806)	—
Net (gain) loss on sales of securities	202	(1,412)
Other	32	15

Total noninterest (loss) income	$(1,343)	$933

     Noninterest income was ($1.3 million) for the year ended December 31, 2008 compared to $933,000 in income for the same period in 2007. In the current year, the Company recognized a $4.8 million impairment on the securities portfolio and $541,000 in bank owned life insurance income related to the death of a board member. In the previous period, the Company recognized a $1.4 million loss recorded as a result of a securities portfolio restructuring.
     Noninterest Expense. The following table summarizes noninterest expense for the years ended December 31, 2008 and 2007 (dollars in thousands).

Years Ended December 31,	2008	2007

Compensation and employee benefits	$5,632	$5,606
Occupancy	1,329	1,156
FDIC insurance premiums	28	22
Data processing	425	387
Professional services	579	578
Advertising	119	155
Stationary, printing and supplies	116	132
Telephone	58	57
Postage	136	124
Correspondent bank fees	153	128
Real estate owned expense	120	57
All other	715	712

Total noninterest expense	$9,410	$9,114

     Noninterest expense increased $296,000, or 3.2%, to $9.4 million for the year ended December 31, 2008 compared to $9.1 million for the same period in 2007. In the current year, the Company incurred a full period of occupancy costs related to the Washington office that opened in June 2007. In addition, the Company incurred increased expenses related to real estate owned properties.
     Other significant changes in noninterest expense are as follows: Data processing increased as compared to the prior year due to increased transaction activity related to deposit and loan growth and the recognition of a full year of costs associated with the opening of our new Washington branch in June 2007. Correspondent bank fees increased due to increased transactional activity fees. Real estate owned expense increased due to costs associated with the sale of four properties in the current year.
     Income Taxes. In 2008, we had an income tax benefit of $1.2 million, compared to a benefit of $899,000 in 2007. The increase in income tax benefit was due to a decrease in pre-tax income, primarily related to the $4.8 million impairment loss on securities. The Company determined that it was not required to establish a valuation allowance for deferred tax assets since it is more likely than not that the deferred tax assets will be realized through future taxable income and future reversals of existing taxable temporary differences. For more information, see Note 9 of the Notes to Consolidated Financial Statements.

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
     Market Risk Management. The process by which we manage our interest rate risk is called asset/liability management. The goal of our asset/liability management is to increase net interest income without taking undue interest rate risk while maintaining adequate liquidity. The Asset Liability Committee is responsible for the identification and management of interest rate risk exposure and continuously evaluates strategies to manage our exposure to interest rate fluctuations.
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

     The following table provides information with respect to our nonperforming assets at the dates indicated (dollars in thousands).

December 31,	2008	2007	2006	2005	2004

Nonaccrual loans:
Real estate — mortgage	$632	$1,264	$592	$212	$276
Real estate — construction	—	—	—	—	—
Consumer	4	17	175	43	29
Commercial business	—	—	—	—	—

Total	636	1,281	767	255	305

Accruing loans past due 90 days or more:
Real estate — mortgage	—	—	—	12	2
Real estate — construction	—	—	—	—	—
Consumer	—	—	—	4	31
Commercial business	—	—	—	—	—

Total	—	—	—	16	33

Total of nonaccrual and 90 days or more past due loans	636	1,281	767	271	338
Real estate owned	295	1,119	569	21	—

Total nonperforming assets	931	2,400	1,336	292	338

Troubled debt restructurings	—	—	—	—	—

Troubled debt restructurings and total nonperforming assets	$931	$2,400	$1,336	$292	$338

Total nonperforming loans to total loans	0.27%	0.67%	0.43%	0.16%	0.21%
Total nonperforming loans to total assets	0.18	0.42	0.27	0.10	0.13
Total nonperforming assets to total assets	0.27	0.79	0.47	0.11	0.13

     Interest income that would have been recorded for the years ended December 31, 2008 and December 31, 2007 had nonaccruing loans been current according to their original terms amounted to $39,000 and $74,000, respectively. No interest related to nonaccrual loans was included in interest income for the year ended December 31, 2008 and 2007.
     Federal regulations require us to review and classify our assets on a regular basis. In addition, the OTS has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard” assets must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful” assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify an asset as substandard or doubtful we establish a general valuation allowance for loan losses and in some cases charge-off a portion of loans classified as doubtful. If we classify an asset as loss, we charge-off an amount equal to 100% of the portion of the asset classified loss.
     The following table shows the aggregate amounts of our classified assets at the dates indicated (dollars in thousands).

December 31,	2008	2007	2006

Special mention assets	$1,944	$1,061	$319
Substandard assets	745	2,630	1,563
Doubtful assets	187	—	—
Loss assets	—	—	—

Total classified assets	$2,876	$3,691	$1,882

     Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated (dollars in thousands).

December 31,	2008		2007		2006
	30-59	60-89	30-59	60-89	30-59	60-89
	Days	Days	Days	Days	Days	Days
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

Real estate — mortgage	$2,171	$222	$1,143	$645	$91	$420
Real estate — construction	872	—	—	—	—	—
Consumer	181	11	71	6	741	—
Commercial business	—	—	—	—	—	—

Total delinquencies	$3,224	$233	$1,214	$651	$832	$420

     The real estate — construction category is comprised of one loan which paid current at the beginning of 2009. Without the effects of this loan, delinquencies at December 31, 2008 increased $720,000 compared to December 31, 2007. The increase is due to current economic conditions.
     Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.
     Our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a general valuation allowance on impaired loans; and (2) a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.
     General Valuation Allowance on Impaired Loans. We establish a general allowance for loans that are individually evaluated and determined to be impaired. The general allowance is determined by utilizing one of the three impairment measurement methods outlined in Statement of Financial Accounting Standard (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan. Under SFAS No. 114, a loan is impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest according to the contractual terms of the loan agreement. Management performs individual assessments of larger impaired loans to determine the existence of loss exposure and, where applicable, the extent of loss exposure based upon the present value of expected future cash flows available to pay the loan, or based upon the estimated realizable collateral where a loan is collateral dependent. Generally, loans excluded from the individual impairment analysis are collectively evaluated by management to estimate reserves for loan losses inherent in those loans in accordance with SFAS No. 5, Accounting for Contingencies.
     General Valuation Allowance on the Remainder of the Loan Portfolio. We establish another general allowance for loans that are not determined to be impaired in accordance with SFAS No. 5. Management determines historical loss experience for each group of loans with similar risk characteristics within the portfolio based on loss experience for loans in each group. Loan categories will represent groups of loans with similar risk characteristics and may include types of loans by product, large credit exposures, concentrations, loan grade, or any other characteristic that causes a loan’s risk profile to be similar to another.

We also consider qualitative or environmental factors that are likely to cause estimated credit losses associated with the bank’s existing portfolio to differ from historical loss experience including changes in lending policies and procedures; changes in the nature and volume of the loan portfolio; changes in experience, ability and depth of loan management; changes in the volume and severity of past due loans, nonaccrual loans and adversely graded or classified loans; changes in the quality of the loan review system; changes in the value of underlying collateral for collateral dependent loans; existence of or changes in concentrations of credit; changes in economic or business conditions, and; effect of competition, legal and regulatory requirements on estimated credit losses.
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
     At December 31, 2008, our allowance for loan losses represented 0.76% of total loans and 283.96% of nonperforming loans. The allowance for loan losses increased at December 31, 2008 from December 31, 2007 due to deteriorating conditions in the housing and credit markets and the changes in the composition of and increase in the loan portfolio.

The following table sets forth the allowance for loan losses by loan category at the dates indicated (dollars in thousands).

December 31,	2008		2007		2006		2005		2004
		Percent of		Percent of		Percent of		Percent of		Percent of
		Total		Total		Total		Total		Total
	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)	Amount	Loans(1)

Real estate — mortgage	$1,195	80.6%	$868	84.1%	$503	88.6%	$452	91.0%	$440	89.8%
Real estate — construction	20	5.7	16	3.5	22	3.8	10	3.1	8	3.6
Consumer	424	10.1	170	10.1	146	6.1	71	5.2	82	6.0
Commercial business	121	3.6	95	2.3	74	1.5	32	0.7	33	0.6
Unallocated	46	—	308	—	121	—	235	—	162	—

Total allowance for loan losses	$1,806	100.0%	$1,457	100.0%	$866	100.0%	$800	100.0%	$725	100.0%

(1)	Represents percentage of loans in each category to total loans.

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

Years Ended December 31,	2008	2007	2006	2005	2004

Allowance at beginning of year	$1,457	$866	$800	$725	$725
Provision for loan losses	878	1,119	84	85	144
Charge-offs:
Real estate — mortgage	(482)	(355)	(18)	(10)	—
Real estate — construction	—	—	—	—	—
Consumer	(47)	(173)	—	—	(15)
Commercial business	—	—	—	—	(129)

Total charge-offs	(529)	(528)	(18)	(10)	(144)
Recoveries	—	—	—	—	—

Net charge-offs	(529)	(528)	(18)	(10)	(144)

Allowance at end of year	$1,806	$1,457	$866	$800	$725

Allowance to nonperforming loans	283.96%	113.74%	112.91%	295.20%	214.50%
Allowance to total loans	0.76	0.76	0.49	0.46	0.45
Net charge-offs to average loans	0.25	0.29	0.01	0.01	0.09

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
     We use an interest rate sensitivity analysis prepared by the OTS to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Because of the low level of market interest rates, this analysis is not performed for decreases of more than 100 basis points. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the OTS, presents the change in our net portfolio value at December 31, 2008 that would occur in the event of an immediate change in interest rates based on OTS assumptions, with no effect given to any steps that we might take to counteract that change (dollars in thousands).

				NPV as a Percent of
December 31, 2008	Net Portfolio Value (“NPV”)			Portfolio Value of Assets

Basis Point (“bp”)	Dollar	Dollar	Percent
Change in Rates	Amount	Change	Change	NPV Ratio	Change

300 bp	$21,854	$(15,242)	(41.1)%	6.54%	(377	)bp
200	28,650	(8,446)	(22.8)	8.32		(199)
100	33,507	(3,589)	(9.7)	9.50		(81)
50	35,657	(1,439)	(3.9)	10.00		(31)
Static	37,096	—	—	10.31		—
(50)	37,085	(11)	—	10.24		(7)
(100)	37,830	734	2.0	10.39		8

     The OTS uses certain assumptions in assessing the interest rate risk of savings associations. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.
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
     Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2008, cash and cash equivalents totaled $7.8 million. Securities classified as available-for-sale that are not pledged as collateral, and which provide additional sources of liquidity, totaled $75.5 million at December 31, 2008. In addition, at December 31, 2008, we had a maximum remaining borrowing capacity at the FHLB of approximately $90.9 million.
     At December 31, 2008, we had $14.1 million of commitments to lend, which was comprised of $5.9 million of loans in process, $1.1 million of mortgage loan commitments, $165,000 of home equity loan commitments, an $880,000 commercial loan commitment, $2.7 million of unused home equity lines of credit and $3.4 million of unused commercial lines of credit. Certificates of deposit due within one year of December 31, 2008 totaled $41.1 million, or 49.4% of certificates of deposit.

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
     The following table presents certain of our contractual obligations as of December 31, 2008 (dollars in thousands).

	Amounts due in

		One year	One to	Three to	After
	Total	or less	three years	five years	five years

Long-term debt obligations (1)	$132,410	$33,739	$49,165	$46,506	$3,000
Operating lease obligations (2)	922	180	270	181	291

Total	$133,332	$33,919	$49,435	$46,687	$3,291

(1)	Borrowings.

(2)	Payments are for lease of real property.
     Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, we offer promotional rates on certain deposit products to attract deposits. No further changes in our funding mix are currently planned or expected, other than changes in the ordinary course of business resulting from deposit flows. For information about our costs of funds, see “Results of Operations for the Years Ended December 31, 2008 and 2007—Net Interest Income.”
     The following table presents our primary investing and financing activities during the periods indicated (dollars in thousands).

Years Ended December 31,	2008	2007

Investing activities:
Loans disbursed or closed	$(75,752)	$(37,574)
Loan principal repayments	33,075	22,524
Proceeds from maturities and principal repayments of securities	16,819	16,045
Proceeds from sales of securities available-for-sale	29,783	4,569
Purchases of securities	(49,096)	(67,370)

Financing activities:
Increase in deposits	17,246	12,063
Increase in borrowings	31,336	11,751

     Capital Management. We are subject to various regulatory capital requirements administered by the OTS, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2008, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

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
     For the year ended December 31, 2008, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.
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
     There have been no changes in FedFirst Financial’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, FedFirst Financial’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
     None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
     The information relating to the directors and officers of FedFirst Financial and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to FedFirst Financial’s Proxy Statement for the 2009 Annual Meeting of Stockholders and to Part I, Item 1, “Business — Executive Officers of the Registrant” to this Annual Report on Form 10-K.
     FedFirst Financial has adopted a Code of Ethics and Business Conduct which is available on our website at www.firstfederal-savings.com.

ITEM 11.	EXECUTIVE COMPENSATION
     The information regarding executive compensation is incorporated herein by reference to FedFirst Financial’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in FedFirst Financial’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in FedFirst Financial’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of FedFirst Financial knows of no arrangements, including any pledge by any person or securities of FedFirst Financial’s, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table provides information at December 31, 2008 for compensation plans under which equity securities may be issued.

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options	outstanding options	securities reflected
Plan Category	warrants and rights	warrants and rights	in column (A))

	(A)	(B)	(C)

Equity compensation plans:
Approved by stockholders	274,500	$9.62	49,512
Not approved by stockholders	—	—	—

Total	274,500	$9.62	49,512

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information relating to certain relationships and related transactions is incorporated herein by reference to FedFirst Financial’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information relating to the principal accountant fees and expenses is incorporated herein by reference to FedFirst Financial’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	Exhibits
3.1	Amended and Restated Charter of FedFirst Financial Corporation (1)

3.2	Amended and Restated Bylaws of FedFirst Financial Corporation

4.0	Specimen Stock Certificate of FedFirst Financial Corporation (1)

10.1	Form of First Federal Savings Bank Employee Severance Compensation Plan (1)(2)

10.2	Director Fee Continuation Agreements by and between First Federal Savings Bank and certain Directors (1)(2)

10.3	Executive Supplemental Retirement Plan Agreements by and between First Federal Savings Bank and certain officers (1)(2)

10.4	Executive Supplemental Retirement Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer (1)(2)

10.5	Split Dollar Life Insurance Agreements by and between First Federal Savings Bank and certain Directors (1)(2)

10.6	Split Dollar Life Insurance Agreements by and between First Federal Savings Bank and certain officers (1)(2)

10.7	Split Dollar Life Insurance Agreement by and between First Federal Savings Bank and Richard B. Boyer (1)(2)

10.8	Employment Agreement dated as of October 11, 2005 by and between First Federal Savings Bank, FedFirst Financial Corporation and John G. Robinson (2)(3)

10.9	Employment Agreement dated as of October 11, 2005 by and between First Federal Savings Bank, FedFirst Financial Corporation and Patrick G. O’Brien (2)(3)

10.10	Consulting Agreement between First Federal Savings Bank and Peter D. Griffith (2)(3)

10.11	Employment Agreement between First Federal Savings Bank and Richard B. Boyer (1)(2)

10.12	Lease Agreement between Exchange Underwriters, Inc. and Richard B. and Wendy A. Boyer (1)

10.13	Employment Agreement dated as of March 31, 2006 by and between First Federal Savings Bank, FedFirst Financial Corporation and Robert C. Barry, Jr. (2)(4)

10.14	FedFirst Financial Corporation 2006 Equity Incentive Plan (2)(5)

10.15	Amendment, effective September 19, 2006, to the Employment Agreement dated as of October 11, 2005 by and between First Federal Savings Bank, FedFirst Financial Corporation and John G. Robinson (2)(6)

10.16	Amendment, effective September 19, 2006, to the Employment Agreement dated as of October 11, 2005 by and between First Federal Savings Bank, FedFirst Financial Corporation and Patrick G. O’Brien (2)(6)

10.17	Employment Agreement between Exchange Underwriters, Inc. and Richard B. Boyer (2)(7)

10.18	Form of 409A Amendment to the Director Fee Continuation Agreements, dated June 30, 1999, between First Federal Savings Bank and Joseph U. Frye, John J. LaCarte and Jack M. McGinley (2)(8)

10.19	Amendment, dated July 19, 2002, to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer, effective June 1, 2002 (2)(8)

10.20	Amendment, dated July 19, 2002, to the Executive Supplemental Retirement Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer (2)(8)

10.21	Amendment to the Executive Supplemental Retirement Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer, effective June 1, 2002, and to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer, effective June 1, 2002 (2)(8)

10.22	409A Amendment to the Executive Supplemental Retirement Plan Agreement between First Federal Savings Bank and Richard B. Boyer (2)(8)

21.0	Subsidiaries of the Registrant (1)

23.0	Consent of Beard Miller Company LLP

31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Principal Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer

(1)	Incorporated herein by reference to the Exhibits to the Registration Statement on Form SB-2, and amendments thereto, initially filed on December 17, 2004, Registration No. 333-121405.

(2)	Management contract or compensation plan or arrangement.

(3)	Incorporated herein by reference to the Exhibits to FedFirst Financial Corporation’s Form 10-QSB filed on November 14, 2005.

(4)	Incorporated herein by reference to the Exhibits to FedFirst Financial Corporation’s Form 10-KSB filed on March 30, 2006

(5)	Incorporated herein by reference to Appendix C to the Proxy Statement for FedFirst Financial Corporation’s 2006 Stockholders Meeting filed on April 13, 2006.

(6)	Incorporated herein by reference to the Exhibits to FedFirst Financial Corporation’s Form 10-KSB filed on March 26, 2007.

(7)	Incorporated herein by reference to the Exhibits to FedFirst Financial Corporation’s Form 10-Q filed on August 8, 2008.

(8)	Incorporated herein by reference to the Exhibits to FedFirst Financial Corporation’s Form 10-Q filed on May 9, 2008.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FedFirst Financial Corporation
Date: March 16, 2009	By:	/s/ John G. Robinson
John G. Robinson
President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John G. Robinson John G. Robinson	President, Chief Executive Officer and Director (principal executive officer)	March 16, 2009

/s/ Robert C. Barry, Jr. Robert C. Barry, Jr.	Senior Vice President and Chief Financial Officer	March 16, 2009

/s/ Richard B. Boyer Richard B. Boyer	Director	March 16, 2009

/s/ Joseph U. Frye Joseph U. Frye	Director	March 16, 2009

/s/ John M. Kish John M. Kish	Director	March 16, 2009

/s/ John J. LaCarte John J. LaCarte	Director	March 16, 2009

/s/ David L. Wohleber David L. Wohleber	Director	March 16, 2009

MONESSEN, PENNSYLVANIA
FINANCIAL STATEMENTS

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING
FedFirst Financial Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of its internal control over financial reporting as of December 31, 2008 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in a report entitled Internal Control — Integrated Framework. Based on our assessment, management has concluded FedFirst Financial Corporation maintained effective internal control over financial reporting as of December 31, 2008.
This Annual Report does not include an attestation report of FedFirst Financial Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by FedFirst Financial Corporation’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit FedFirst Financial Corporation to provide only management’s report in this Annual Report.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
FedFirst Financial Corporation
Monessen, Pennsylvania
We have audited the accompanying consolidated statements of financial condition of FedFirst Financial Corporation and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for each of the years in the two-year period ended December 31, 2008. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FedFirst Financial Corporation and Subsidiaries as of December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
/s/ Beard Miller Company LLP
Pittsburgh, Pennsylvania
March 16, 2009

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31,	2008	2007
(Dollars in thousands except share data)

Assets:

Cash and cash equivalents:
Cash and due from banks	$2,224	$2,127
Interest-earning deposits	5,623	3,425

Total cash and cash equivalents	7,847	5,552

Securities available-for-sale	85,433	89,073
Loans, net	230,184	187,954
Federal Home Loan Bank (“FHLB”) stock, at cost	6,901	5,076
Accrued interest receivable — loans	1,147	966
Accrued interest receivable — securities	505	651
Premises and equipment, net	2,735	2,956
Bank-owned life insurance	7,431	7,538
Goodwill	1,080	1,080
Real estate owned	295	1,119
Deferred tax assets and tax credit carryforwards	4,930	2,942
Other assets	1,273	366

Total assets	$349,761	$305,273

Liabilities and Stockholders’ Equity:

Deposits:
Noninterest-bearing	12,005	8,918
Interest-bearing	160,799	146,640

Total deposits	172,804	155,558

Borrowings	132,410	101,074
Advance payments by borrowers for taxes and insurance	474	477
Accrued interest payable — deposits	743	1,116
Accrued interest payable — borrowings	546	413
Other liabilities	3,360	2,782

Total liabilities	310,337	261,420

Minority interest in subsidiary	103	80

Stockholders’ equity:
Preferred stock $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock $0.01 par value; 20,000,000 shares authorized; 6,707,500 shares issued, 6,351,775 and 6,518,200 shares outstanding	67	67
Additional paid-in-capital	29,291	29,084
Retained earnings — substantially restricted	15,930	18,520
Accumulated other comprehensive loss, net of deferred taxes of $(716) and $(45)	(1,111)	(70)
Unearned Employee Stock Ownership Plan (“ESOP”)	(1,901)	(2,074)
Common stock held in treasury, at cost (355,725 and 189,300 shares)	(2,955)	(1,754)

Total stockholders’ equity	39,321	43,773

Total liabilities and stockholders’ equity	$349,761	$305,273

See Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,	2008	2007
(Dollars in thousands, except per share amounts)

Interest income:
Loans	$12,347	$10,535
Securities	5,313	4,186
Other interest-earning assets	299	530

Total interest income	17,959	15,251

Interest expense:
Deposits	4,824	5,174
Borrowings	4,813	3,579

Total interest expense	9,637	8,753

Net interest income	8,322	6,498

Provision for loan losses	878	1,119

Net interest income after provision for loan losses	7,444	5,379

Noninterest income:
Fees and service charges	487	412
Insurance commissions	1,929	1,639
Income from bank-owned life insurance	813	279
Impairment loss on securities	(4,806)	—
Net gain (loss) on sales of securities	202	(1,412)
Other	32	15

Total noninterest (loss) income	(1,343)	933

Noninterest expense:
Compensation and employee benefits	5,632	5,606
Occupancy	1,329	1,156
FDIC insurance premiums	28	22
Data processing	425	387
Professional services	579	578
Other	1,417	1,365

Total noninterest expense	9,410	9,114

Minority interest in net income of consolidated subsidiary	75	52

Loss before income tax benefit	(3,384)	(2,854)
Income tax benefit	(1,239)	(899)

Net loss	$(2,145)	$(1,955)

Loss per share:
Basic and diluted	$(0.36)	$(0.31)

See Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS

				Accumulated		Common
		Additional		Other		Stock	Total
	Common	Paid-in-	Retained	Comprehensive	Unearned	Held in	Stockholders’	Comprehensive
	Stock	Capital	Earnings	Loss	ESOP	Treasury	Equity	Loss

(Dollars in thousands)

Balance at January 1, 2007	$67	$28,787	$20,475	$(737)	$(2,246)	$—	$46,346
Comprehensive income:
Net loss	—	—	(1,955)	—	—	—	(1,955)	$(1,955)
Transfer of securities to held for trading, net of tax of $(553)	—	—	—	857	—	—	857	857
Reclassification adjustment on sales of securities available-for-sale, net of tax	—	—	—	2	—	—	2	2
Unrealized loss on securities available-for-sale, net of tax of $124	—	—	—	(192)	—	—	(192)	(192)

Purchase of common stock stock to be held in treasury (191,800 shares)	—	—	—	—	—	(1,775)	(1,775)
ESOP shares committed to be released (17,281 shares)	—	(14)	—	—	172	—	158
Stock-based compensation expense	—	333	—	—	—	—	333
Stock awards issued	—	(51)	—	—	—	51	—
Stock awards forfeited	—	29	—	—	—	(30)	(1)

Total comprehensive loss								$(1,288)

Balance at December 31, 2007	$67	$29,084	$18,520	$(70)	$(2,074)	$(1,754)	$43,773

See Notes to the Consolidated Financial Statements

				Accumulated		Common
		Additional		Other		Stock	Total
	Common	Paid-in-	Retained	Comprehensive	Unearned	Held in	Stockholders’	Comprehensive
	Stock	Capital	Earnings	Loss	ESOP	Treasury	Equity	Loss

(Dollars in thousands)

Balance at January 1, 2008	$67	$29,084	$18,520	$(70)	$(2,074)	$(1,754)	$43,773
Comprehensive income:
Net loss	—	—	(2,145)	—	—	—	(2,145)	$(2,145)
Reclassification adjustment on sales of securities available-for-sale, net of tax of $79	—	—	—	(123)	—	—	(123)	(123)
Reclassification adjustment on impairment loss on securities, net of tax of $(1,884)	—	—	—	2,922	—	—	2,922	2,922
Unrealized loss on securities available-for-sale, net of tax of $(2,476)	—	—	—	(3,840)	—	—	(3,840)	(3,840)

Cumulative effect adjustment on benefit plan reserve	—	—	(445)	—	—	—	(445)
Purchase of common stock stock to be held in treasury (183,425 shares)	—	—	—	—	—	(1,350)	(1,350)
ESOP shares committed to be released (17,281 shares)	—	(55)	—	—	173	—	118
Stock-based compensation expense	—	411	—	—	—	—	411
Stock awards issued	—	(149)	—	—	—	149	—

Total comprehensive loss								$(3,186)

Balance at December 31, 2008	$67	$29,291	$15,930	$(1,111)	$(1,901)	$(2,955)	$39,321

See Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2008	2007
(Dollars in thousands)

Cash flows from operating activities:
Net loss	$(2,145)	$(1,955)
Adjustments to reconcile net loss to net cash provided by operating activities
Minority interest in net income of consolidated subsidiary	75	52
Provision for loan losses	878	1,119
Depreciation	506	426
Net (gain) loss on sales of securities	(202)	1,412
Impairment loss on securities	4,806	—
Proceeds from sales of securities held for trading	—	40,483
Proceeds from principal repayments of securities held for trading	—	638
Deferred income tax benefit	(1,317)	(946)
Net amortization of security premiums and loan costs	(470)	(632)
Noncash expense for ESOP	118	158
Noncash expense for stock-based compensation	411	333
Noncash benefit plan reserve	445	—
Increase in bank-owned life insurance	(272)	(279)
(Increase) decrease in other assets	(645)	759
Increase in other liabilities	14	412

Net cash provided by operating activities	2,202	41,980

Cash flows from investing activities:
Net loan originations	(42,677)	(15,050)
Proceeds from sale of student loan portfolio	—	12
Noncash income for cash surrender value of policy surrendered	(541)	—
Proceeds from maturities of and principal repayments of securities available-for-sale	16,819	16,045
Proceeds from sales of securities available-for-sale	29,783	4,569
Purchases of securities available-for-sale	(49,096)	(67,370)
Purchases of premises and equipment	(285)	(1,220)
Increase in FHLB stock, at cost	(1,825)	(175)
Proceeds from sales of real estate owned	686	—

Net cash used in investing activities	(47,136)	(63,189)

Cash flows from financing activities:
Net (decrease) increase in short-term borrowings	(9,400)	14,400
Proceeds from long-term borrowings	62,500	47,500
Repayments of long-term borrowings	(21,764)	(50,149)
Net increase in deposits	17,246	12,063
(Decrease) increase in advance payments by borrowers for taxes and insurance	(3)	223
Purchases of common stock to be held in treasury	(1,350)	(1,775)

Net cash provided by financing activities	47,229	22,262

Net increase in cash and cash equivalents	2,295	1,053
Cash and cash equivalents, beginning of year	5,552	4,499

Cash and cash equivalents, end of year	$7,847	$5,552

See Notes to the Consolidated Financial Statements

Supplemental cash flow information:
Cash paid for:
Interest on deposits and borrowings	$9,877	$8,723
Income tax expense	76	49
Transfer of securities from available-for-sale to held for trading	—	42,531
Real estate acquired in settlement of loans	595	607
Real estate owned financed	738	—
Accounts receivable on bank-owned life insurance	920	—

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
In April 2005, FedFirst Financial completed its initial public offering. In connection with the offering, the Company sold 3,636,875 shares of common stock to FFMHC. As a result, FFHMC owned 55% of the Company’s original issuance of common stock. At December 31, 2008, FFHMC’s ownership of common stock increased to 57% as a result of the Company’s common stock repurchase programs throughout 2007 and 2008 which reduced the number of outstanding shares.
Estimates
In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, evaluation of securities for other-than-temporary impairment, goodwill impairment, and the valuation of deferred tax assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash and Cash Equivalents
For purposes of the statements of cash flows, the Company has defined cash and cash equivalents as those amounts included in the statements of financial condition as cash and due from banks and interest-earning deposits.
Securities
The Company classifies securities at the time of purchase as either held-to-maturity, trading or available-for-sale. Securities that the Company has the positive intent and ability to hold to maturity are classified as securities held-to-maturity and are reported at amortized cost. Securities bought and held principally for the purpose of selling them in the near term are classified as securities for trading and reported at fair value with gains and losses included in earnings. The Company had no held-to-maturity or trading securities at December 31, 2008 or 2007. Securities not classified as held-to-maturity or trading securities are classified as securities available-for-sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Interest income includes amortization of purchase premium or discount. Premiums and discounts are amortized and accreted using the level yield method. Net gain or loss on the sale of securities is based on the amortized cost of the specific security sold.
Loans
Loans are stated at the outstanding principal amount of the loans, net of premiums and discounts on loans purchased, deferred loan costs, loans in process, and the allowance for loan losses. Interest income on loans is accrued and credited to interest income as earned. Loans are generally placed on nonaccrual status at the earlier of when they become delinquent 90 days or more as to principal or interest or when it appears that principal or interest is uncollectible. Interest accrued prior to a loan being placed on nonaccrual status is subsequently reversed. Interest income on nonaccrual loans is recognized only in the period in which it is ultimately collected. Loans are returned to an accrual status when factors indicating doubtful collectibility no longer exist.
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
The allowance for loan losses is evaluated on a quarterly basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, peer group information, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other factors. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
Under SFAS No. 114, Accounting by Creditors for Impairment of a Loan, a loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest according to the contractual terms of the loan agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Management performs individual assessments of larger impaired loans to determine the existence of loss exposure and, where applicable, the extent of loss exposure based upon the present value of expected future cash flows available to pay the loan, or based upon the estimated realizable collateral where a loan is collateral dependent. Generally, loans excluded from the individual impairment analysis are collectively evaluated by management to estimate reserves for loan losses inherent in those loans in accordance with SFAS No. 5, Accounting for Contingencies. Management determines historical loss experience for each group of loans with similar risk characteristics within the portfolio based on loss experience for loans in each group. Loan categories will represent groups of loans with similar risk characteristics and may include types of loans by product, large credit exposures, concentrations, loan grade, or any other characteristic that causes a loan’s risk profile to be similar to another. We also consider qualitative or environmental factors that are likely to cause estimated credit losses associated with the bank’s existing portfolio to differ from historical loss experience including changes in lending policies and procedures; changes in the nature and volume of the loan portfolio; changes in experience, ability and depth of loan management; changes in the volume and severity of past due loans, nonaccrual loans and adversely graded or classified loans; changes in the quality of the loan review system; changes in the value of underlying collateral for collateral dependent loans; existence of or changes in concentrations of credit; changes in economic or business conditions, and; effect of competition, legal and regulatory requirements on estimated credit losses.
Other Than Temporary Impairment
We evaluate securities for impairment based on the three step model outlined in Financial Accounting Standards Board Staff Position FAS 115-1 and 124-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The three step model includes identifying impairment, determining whether the impairment is other-than-temporary and, if so, recognizing the impairment loss. An investment is impaired if its fair value is less than its cost basis. Determining the amount of the other-than-temporary impairment involves a high degree of subjective judgments and may include evaluating the following impairment indicators:
•	A significant deterioration in the investee’s earnings performance, credit rating, asset quality, or business prospects.

•	A significant adverse change in the investee’s regulatory, economic, or technological environment or in the general market conditions of either the geographic area or the industry in which the investee operates.

•	A bona fide, solicited-or-unsolicited offer to buy the same or a similar security for an amount less than cost or a completed auction process for the same or similar security indicating a decline in the investment’s fair value.

•	Events or conditions that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operations, working-capital deficiencies, or noncompliance with statutory capital requirements or debt covenants.
An impaired state may end either because fair value recovers at least up to its cost or because the investor recognizes an other-than-temporary impairment loss. Once impairments are identified, a determination is made on whether they are temporary or other-than-temporary. The loss recognized on an identified other-than-temporary impairment is the difference between the investment’s cost and its fair value at the balance-sheet date. This establishes a new cost basis for the investment, which is not adjusted for subsequent recoveries of fair value. We subsequently account for other-than-temporarily impaired debt securities as though those securities had been purchased on the measurement date of the impairment. The discount or reduced premium recorded for the debt security is amortized over the remaining life of the security based on the amount and timing of estimated future cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Advertising Costs
The Company follows the policy of charging the costs of advertising to expense as incurred. Total advertising expense was approximately $119,000 and $155,000 for the years ended December 31, 2008 and 2007, respectively.
Real Estate Owned
When properties are acquired through foreclosure, they are transferred at estimated fair value less estimated selling costs and any required write-downs are charged to the allowance for loan losses. Subsequently, such properties are carried at the lower of the adjusted cost or fair value less estimated selling costs. Estimated fair value of the property is generally based on an appraisal.
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
Bank-Owned Life Insurance
The Company purchased insurance on the lives of certain key employees which includes executive officers and directors. The policies accumulate asset values to meet future liabilities, including the payment of employee benefits. Increases in the cash surrender value and proceeds upon the death of a key employee are recorded as noninterest income in the Consolidated Statements of Operations. The cash surrender value of bank-owned life insurance is recorded as an asset on the Consolidated Statements of Financial Condition.
Goodwill
The Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which requires that goodwill be reported separate from other intangible assets in the Statement of Financial Condition and not be amortized but tested for impairment annually, or more frequently if impairment indicators arise for impairment. No impairment charge was deemed necessary for the years ended December 31, 2008 and 2007.
Income Taxes
The provision for income taxes is the total of the current year income tax due or refundable and the change in the deferred tax assets and liabilities. Deferred tax assets and liabilities are the estimated future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases, computed using enacted tax rates. The realization of deferred tax assets is assessed and a valuation allowance provided, when necessary, for that portion of the asset which is not likely to be realized. Management believes, based upon current facts, that it is more likely than not there will be sufficient taxable income in future years to realize the deferred tax assets. The Company and its subsidiaries file a consolidated federal income tax return. The Company had no uncertain tax positions at December 31, 2008 and 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Investment in Affordable Housing Projects
The Company accounted for its limited partnership interests in affordable housing projects under the cost-recovery method. The Company received tax credits each year over a ten-year period. The investment was completely amortized at December 31, 2005.
At December 31, 2008 and 2007, there was approximately $1.0 million of credits that have not been utilized. The credits have been reflected as an asset, and are available to be used to offset future taxes payable with the credits expiring in years 2021 through 2025.
Comprehensive Income (Loss)
The Company is required to present comprehensive income (loss) and its components in a full set of general purpose financial statements for all periods presented. Other comprehensive income (loss) is comprised of net unrealized holding gains (losses) on its available-for-sale securities. The Company has elected to report the effects of its other comprehensive income as part of the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss.
Federal Home Loan Bank System
The Company is a member of the Federal Home Loan Bank System. As a member, the Bank is required to maintain an investment in the capital stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”). Deficiencies, if any, in the required investment at the end of any reporting period are purchased in the subsequent reporting period. The Company may receive dividends on its FHLB capital stock, which are included in interest income and are recognized when declared. The investment is carried at cost. No ready market exists for the stock, and it has no quoted market value. In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock.
Earnings (Loss) Per Share
Basic earnings (loss) per common share is calculated by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in a manner similar to basic earnings (loss) per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Common stock equivalents include restricted stock awards and stock options. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Fair Value of Financial Instruments
The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 157 on January 1, 2008. SFAS No. 157 establishes a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Fair values were determined by a third party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. In some instances, the fair value of certain securities cannot be determined using these techniques due to the lack of relevant market data. As such, these securities are valued using an alternative technique and classified within Level 3 of the fair value hierarchy.
Reclassifications of Prior Year’s Statements
Certain previously reported items have been reclassified to conform to the current year’s classifications.
Recent Accounting Pronouncements
Fair Value Measurements: In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. However, for some entities the application of this Statement will change current practice. This statement was adopted on January 1, 2008 and did not have a material effect on the Company’s financial condition or results of operations.
Effective Date of FASB Statement No. 157: In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, that permits a one-year deferral in applying the measurement provisions of SFAS No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of SFAS No. 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applied

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SFAS No. 157 in interim or annual financial statements prior to the issuance of FSP 157-2. This FSP will not have a material effect on the Company’s financial condition or results of operations upon adoption.
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
Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. In June 2007, the EITF reached a consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid-in-capital. The amount recognized in additional paid-in-capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. EITF 06-11 will not have an impact on the Company’s financial condition or results of operations.
Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (“ARB”) No. 51. In December, 2007 the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS 160 establishes standards related to the treatment of noncontrolling interests. A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS No. 160 will require noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside permanent equity. The Statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Earlier application is prohibited. The Company does not expect this statement to have a material effect on its financial condition or results of operations upon adoption.
Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. In February 2008, the FASB issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one linked transaction. The FSP includes a rebuttable presumption that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date. Early application is prohibited. This FSP is not expected to have a material effect on the Company’s financial condition or results of operations upon adoption.
The Hierarchy of Generally Accepted Accounting Principles. In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. On September 16, 2008, the Securities and Exchange Commission’s approved the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles and this Statement became effective on November 15, 2008. This statement did not have a material effect on the Company’s financial condition or results of operations upon adoption.
Accounting for Financial Guarantee Insurance Contracts — an interpretation of SFAS No. 60. In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts — an interpretation of SFAS No. 60. This Statement clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities, which are effective the first period (including interim periods) beginning after May 23, 2008. Except for the required disclosures, earlier application is not permitted. This statement did not have a material effect on the Company’s financial condition or results of operations upon adoption.
Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). In May 2008, the FASB issued FSP Accounting Principals Board 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement, which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized. The FSP also requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense. Retrospective application is required to the terms of instruments as they existed for all periods presented. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is not permitted. The Company does not expect this FSP to have a material effect on its financial condition or results of operations upon adoption.
Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. This FSP is effective for fiscal years beginning after December 15, 2008. The Company does not expect this FSP to have a material effect on its financial condition or results of operations upon adoption.
Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active: In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active, to clarify the application of the provisions of SFAS No. 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective immediately and applies to the Company’s December 31, 2008 financial statements. The application of the provisions of FSP 157-3 affected the Company’s financial condition and results of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
operations as of and for the periods ended December 31, 2008. Refer to Note 2 for discussion on SFAS No. 157.

Equity Method Investment Accounting Considerations. In November 2008, the FASB ratified EITF 08-6, Equity Method Investment Accounting Considerations. EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. This EITF will not have a material effect on the Company’s financial condition or results of operations upon adoption.

Amendments to the Impairment Guidance of EITF Issue No. 99-20. In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment of Guidance of EITF Issue No. 99-20. FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company adopted this FSP and used the guidance when evaluating corporate debt securities for other-than-temporary impairment.

2.	Securities

The following table sets forth the amortized cost and fair value of securities available-for-sale at the dates indicated (dollars in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value

Government-sponsored enterprises	$9,267	$99	$—	$9,366
Mortgage-backed	41,359	708	87	41,980
REMICs	32,590	318	525	32,383
Corporate debt	3,995	—	2,340	1,655
Equities	49	—	—	49

Total securities available-for-sale	$87,260	$1,125	$2,952	$85,433

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	Cost	Gains	Losses	Value

Government-sponsored enterprises	$22,321	$353	$—	$22,674
Mortgage-backed	34,948	242	37	35,153
REMICs	27,875	80	478	27,477
Corporate debt	3,995	—	275	3,720
Equities	49	—	—	49

Total securities available-for-sale	$89,188	$675	$790	$89,073

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company reviews its position quarterly to determine if there is an other-than-temporary impairment on any of its securities. The policy of the Company is to recognize an other-than-temporary impairment on equity securities where the fair value has been significantly below cost for three consecutive quarters. For fixed-maturity investments with unrealized losses due to interest rates where the Company has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery, declines in value below cost are not assumed to be other-than-temporary. The Company evaluates the creditworthiness of the issuers/guarantors as well as the underlying collateral, if applicable. The Company also monitors the credit ratings of all securities for downgrades as well as placement on negative outlook or credit watch. Management may also evaluate other facts and circumstances that may be indicative of an other-than-temporary impairment condition.
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
At December 31, 2008, the Company has a total of 17 private label mortgage-backed securities with an amortized cost of $14.3 million and a fair market value of $9.2 million. Private label mortgage-backed securities held by the Company are summarized in the following table by vintage (year of origination) prior to evaluation for other-than-temporary impairment analysis (dollars in thousands).

				Gross
	Number of	Amortized	Fair	Unrealized
Vintage	Securities	Cost	Value	Losses

2003	5	$2,713	$2,485	$228
2004	1	514	397	117

Total 2003-2004	6	3,227	2,882	345
2005	1	610	385	225
2006	7	7,699	4,444	3,255
2007	3	2,811	1,485	1,326

Total 2005-2007	11	11,120	6,314	4,806

Total 2003-2007	17	$14,347	$9,196	$5,151

As part of the Company’s review of its available for sale securities at December 31, 2008, it was determined that 11 private label mortgage-backed securities for vintages 2005 through 2007 with an unrealized loss of $4.8 million had other-than-temporary impairment. Of these securities, 9 were significantly downgraded by the rating agencies in December 2008 with all but one accorded below investment grade status. In addition to the decrease in fair market value, the underlying assets reflected further deterioration with respect to delinquencies, foreclosures and payment speed which identified a potential loss of principal based on cash flow analysis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents gross unrealized losses and fair value of securities aggregated by category and length of time that individual securities have been in a continuous loss position at the dates indicated (dollars in thousands). The 11 private label mortgage-backed securities that had an other-than-temporary impairment of $4.8 million are not included in this table as they were written down to fair value at December 31, 2008.

	Less than 12 months			12 months or more			Total

	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
December 31, 2008	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses

Mortgage-backed	71	$9,052	$86	2	$14	$1	73	$9,066	$87

REMICs:
Private label issuer:
Prime fixed and adjustable rate	3	1,277	137	2	710	185	5	1,987	322
Alt-A fixed rate	1	894	23	—	—	—	1	894	23
Government-sponsored enterprises	7	3,406	180	—	—	—	7	3,406	180

Total REMICs	11	5,577	340	2	710	185	13	6,287	525

Corporate debt	—	—	—	3	1,655	2,340	3	1,655	2,340

Total securities temporarily impaired	82	$14,629	$426	7	$2,379	$2,526	89	$17,008	$2,952

	Less than 12 months			12 months or more			Total

	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
December 31, 2007	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses

Mortgage-backed	8	$9,946	$35	3	$119	$2	11	$10,065	$37

REMICs:
Private label issuer:
Prime fixed and adjustable rate	2	778	2	2	1,028	16	4	1,806	18
Alt-A fixed rate	7	8,390	380	1	766	57	8	9,156	437
Government-sponsored enterprises	3	3,277	22	5	130	1	8	3,407	23

Total REMICs	12	12,445	404	8	1,924	74	20	14,369	478

Corporate debt	—	—	—	3	3,720	275	3	3,720	275

Total securities temporarily impaired	20	$22,391	$439	14	$5,763	$351	34	$28,154	$790

The Company has concluded that at December 31, 2008 the unrealized losses outlined in the previous table represent temporary declines based on an evaluation of the creditworthiness of the issuers/guarantors as well as the underlying collateral, if applicable, and other facts and circumstances. Additionally, the Company has the ability and intent to hold such securities through to recovery of the unrealized losses. The ability and intent of the Company is demonstrated by the fact that the Company is well capitalized and has no need to sell these securities. As a result of this evaluation, management does not believe it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the individual securities. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amortized cost and fair value of securities at December 31, 2008 by contractual maturity were as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties (dollars in thousands).

	Amortized	Fair
	Cost	Value

Due in one year or less	$2	$2
Due from one to five years	1,174	1,182
Due from five to ten years	13,083	13,164
Due after ten years	72,952	71,036
No scheduled maturity	49	49

Total	$87,260	$85,433

Securities with an amortized cost and fair value of $9.9 and $10.0 million, respectively, at December 31, 2008 and $9.0 and $8.9 million, respectively, at December 31, 2007 were pledged to secure public deposits and repurchase agreements.
Proceeds from the sales of securities available-for-sale for the year ended December 31, 2008 were $29.8 million and related gross realized gains totaled $335,000 and gross realized losses totaled $133,000. Proceeds from the sales of securities available-for-sale for the year ended December 31, 2007 were $4.6 million and related realized losses totaled $2,000.
In April 2007, the Company restructured its securities portfolio through the sale of approximately $40.5 million of securities which were yielding an average of 4.08%. Approximately $30.5 million of the proceeds from the sale of these securities were reinvested in securities yielding an average of 5.44% and the remaining $10.0 million was utilized to pay maturing short-term FHLB borrowings. The purpose was to better position the Company for an uncertain interest rate environment, improve interest rate spread and net interest margin without increasing interest rate risk, and reduce leverage. The decision to sell the securities required the Company to reclassify the securities from available-for-sale to held for trading at March 31, 2007. As a result, at March 31, 2007, the Company held $41.1 million of securities held for trading. All of the securities in the trading portfolio were subsequently sold in April 2007. Proceeds from securities restructuring and sale of held-for-trading securities for the year ended December 31, 2007 were $40.5 million with realized losses of $1.4 million. The Company had no sales of held-for-trading securities for the year ended December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3.	Loans

The following table sets forth the composition of the Company’s loan portfolio at the dates indicated (dollars in thousands).

December 31,	2008	2007

Real estate — mortgage:
One-to-four family residential	$155,871	$135,453
Multi-family	10,946	11,985
Commercial	24,301	14,483

Total real estate — mortgage	191,118	161,921

Real estate — construction:
Residential	9,833	6,671
Commercial	3,443	—

Total real estate — construction	13,276	6,671

Consumer:
Home equity	22,344	17,862
Loans on savings accounts	886	675
Home improvement	233	281
Other	588	592

Total consumer	24,051	19,410

Commercial business	8,474	4,341

Total loans	$236,919	$192,343

Net premium on loans purchased	120	191
Net deferred loan costs	850	491
Loans in process	(5,899)	(3,614)
Allowance for loan losses	(1,806)	(1,457)

Loans, net	$230,184	$187,954

Activity in the allowance for loan losses was as follows (dollars in thousands).

Years Ended December 31,	2008	2007

Allowance at beginning of year	$1,457	$866
Provision for loan losses	878	1,119
Charge-offs	(529)	(528)
Recoveries	—	—

Net charge-offs	(529)	(528)

Allowance at end of year	$1,806	$1,457

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the nonaccrual loans for the years ended December 31, 2008 and 2007 (dollars in thousands). Nonaccrual loans consist primarily of one-to-four family residential and commercial real estate mortgage loans.

December 31,	2008	2007

Accruing loans past due 90 or more days	$—	$—
Nonaccrual loans	636	1,281

Total nonperforming loans	$636	$1,281

4.	Premises and Equipment

Premises and equipment are summarized by major classifications as follows (dollars in thousands).

December 31,	2008	2007

Land and land improvements	$450	$450
Buildings and leasehold improvements	4,492	4,442
Furniture, fixtures and equipment	3,351	3,116

Total, at cost	8,293	8,008

Less: accumulated depreciation	5,558	5,052

Premises and equipment, net	$2,735	$2,956

Depreciation expense was approximately $506,000 and $426,000 for the years ended December 31, 2008 and 2007, respectively.

5.	Deposits

Deposits are summarized as follows (dollars in thousands).

December 31,	2008	2007

Noninterest-bearing demand deposits	$12,005	$8,918
Interest-bearing demand deposits	11,336	11,864
Savings accounts	22,477	23,056
Money market accounts	43,873	13,676
Certificates of deposit	83,113	98,044

Total deposits	$172,804	$155,558

     Interest expense by deposit category was as follows (dollars in thousands).

Years ended December 31,	2008	2007

Interest-bearing demand deposits	$56	$61
Savings accounts	183	250
Money market accounts	956	464
Certificates of deposit	3,629	4,399

Total interest expense	$4,824	$5,174

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 totaled $14.5 million and $18.5 million at December 31, 2008 and 2007, respectively. Deposit amounts in excess of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$100,000 are generally not federally insured, with the exception of certain self-directed retirement accounts which are insured up to $250,000. However, deposit insurance per account owner has been raised from $100,000 to $250,000 for all types of accounts until January 1, 2010. In addition, the Bank opted to participate in the FDIC’s Temporary Liquidity Guarantee Program under which, for a fee, noninterest bearing transaction accounts receive unlimited insurance coverage until December 31, 2009.

Scheduled maturities of certificates of deposit were as follows (dollars in thousands):

December 31,	2008		2007

2009	$41,085	2008	$68,144
2010	22,209	2009	11,029
2011	4,664	2010	5,223
2012	5,801	2011	3,379
2013	2,218	2012	3,493
Thereafter	7,136	Thereafter	6,776

Total	$83,113	Total	$98,044

6.	Borrowings

We utilize borrowings as a supplemental source of funds for loans and securities. The primary source of borrowings are FHLB advances and, to a limited extent, repurchase agreements. At December 31, 2008 and 2007, we had $126.9 million and $95.6 million, respectively, in outstanding FHLB advances and $5.5 million in repurchase agreements. Our FHLB advances include fixed rate and convertible select advances. The FHLB convertible select advances are long-term borrowings which have a fixed rate for the first three or five years of the term. After the fixed rate term expires, and quarterly thereafter, the FHLB may convert the advance to an adjustable rate advance at its option. If the advance is converted to an adjustable rate advance, the Bank has the option at the conversion date or on any future quarterly rate reset date to prepay the advance with no prepayment fee. At December 31, 2008 and 2007, we had $13.5 million in convertible select advances.

The following table sets forth borrowings based on their stated maturities and weighted average rates at December 31, 2008 and 2007 (dollars in thousands).

	Weighted
	Average Rate		Balance
December 31,	2008	2007	2008	2007

Due in one year or less	3.39%	3.91%	$33,739	$28,856
Due in one to two years	4.20	4.46	25,950	20,548
Due in two to three years	3.57	4.31	23,215	21,921
Due in three to four years	4.53	4.29	22,803	7,205
Due in four to five years	3.68	4.75	23,703	16,531
Due after five years	5.13	4.38	3,000	6,013

Total advances	3.87%	4.30%	$132,410	$101,074

Advances from the FHLB are secured by the Bank’s stock in the FHLB and certain qualifying mortgage-backed securities to the extent that the defined statutory value must be at least equal to the advances outstanding. Securities with an amortized cost and fair value of $5.8 million at December 31, 2008 were pledged to adequately secure the repurchase agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The maximum remaining borrowing capacity at the FHLB at December 31, 2008 and 2007 was approximately $90.9 million and $85.5 million, respectively. The advances are subject to restrictions or penalties in the event of prepayment.

7.	Earnings (Loss) Per Share

The following table sets forth basic and diluted loss per common share at December 31, 2008 and 2007. There was no dilution from stock options for the years ended December 31, 2008 and 2007.

Years Ended December 31,	2008	2007

(Dollars in thousands, except per share amounts)

Net loss	$(2,145)	$(1,955)
Weighted-average shares outstanding:
Basic	5,956,998	6,328,239
Effect of dilutive restricted stock awards	—	—

Diluted	5,956,998	6,328,239

Loss per share:
Basic	$(0.36)	$(0.31)
Diluted	(0.36)	(0.31)

8.	Operating Leases

The Company leases certain properties under operating leases expiring in various years through 2017. Lease expense was $185,000 and $134,000 for the years ended December 31, 2008 and 2007, respectively.

Minimum future rental payments under noncancelable operating leases are as follows (dollars in thousands).

December 31,	2008

2009	$180
2010	159
2011	111
2012	94
2013	87
Thereafter	291

Total	$922

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9.	Income Taxes

The difference between actual income tax benefit and the amount computed by applying the federal statutory income tax rate of 34% to loss before income tax benefits were reconciled as follows (dollars in thousands).

Years ended December 31,	2008	2007

Computed income tax benefit	$(1,151)	$(970)
Increase (decrease) resulting from:
State taxes (net of federal benefit)	51	54
Nontaxable BOLI income	(276)	(95)
Stock-based compensation (ISO’s)	94	85
Other, net	43	27

Actual income tax benefit	$(1,239)	$(899)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as follows (dollars in thousands).

December 31,	2008	2007

Deferred tax assets:
Allowance for loan losses	$614	$495
Investments in affordable housing projects	104	104
Postretirement benefits	725	691
Net operating loss carryforwards — federal	390	716
Stock-based compensation (NSO’s)	85	38
Impairment loss on securities	1,634	—
Net unrealized loss on securities available-for-sale	716	45

Total deferred tax assets	4,268	2,089

Deferred tax liabilities:
Deferred loan costs	(289)	(167)
Depreciation and amortization	(20)	(20)

Total deferred tax liabilities	(309)	(187)

Net deferred tax assets	3,959	1,902
Tax credit carryforwards	971	1,040

Total deferred tax assets and tax credit carryforwards	$4,930	$2,942

The net operating loss carryforwards and impairment loss on securities are available to offset future taxes payable with the tax credit carryforwards expiring in 2021 and 2022. The Company determined that it was not required to establish a valuation allowance for deferred tax assets since it is more likely than not that the deferred tax assets will be realized through future taxable income and future reversals of existing taxable temporary differences. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income tax benefit is summarized as follows (dollars in thousands).

Years ended December 31,	2008	2007

Currently payable	$78	$47
Deferred benefit	(1,317)	(946)

Total income tax benefit	$(1,239)	$(899)

10.	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Generally, a savings association is considered to be “undercapitalized” if it has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4%. At December 31, 2008 and 2007, the Bank met all capital adequacy requirements to which it is subject and notifications from the Regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain Total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change the Bank’s categorization. In December 2008, the Company made an additional investment of $6.5 million in the Bank in order to increase the Bank’s capital levels. The following table sets forth the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized (dollars in thousands).

					To Be Well
			For Capital		Capitalized
			Adequacy		Under Prompt
	Actual		Purposes		Corrective Action
December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)	$35,964	19.93%	$14,435	8.00%	$18,044	10.00%
Tier I capital (to risk weighted assets)	34,158	18.93	7,217	4.00	10,826	6.00
Tier I capital (to adjusted total assets)	34,158	9.76	13,996	4.00	17,496	5.00
Tangible capital (to tangible assets)	34,158	9.76	5,249	1.50	N/A	N/A

December 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)	$31,481	21.54%	$11,692	8.00%	$14,615	10.00%
Tier I capital (to risk weighted assets)	30,024	20.54	5,846	4.00	8,769	6.00
Tier I capital (to adjusted total assets)	30,024	9.86	12,175	4.00	15,219	5.00
Tangible capital (to tangible assets)	30,024	9.86	4,566	1.50	N/A	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a reconciliation of the Bank’s equity under GAAP to regulatory capital at the dates indicated (dollars in thousands).

December 31,	2008	2007

GAAP equity	$34,127	$31,034
Goodwill	(1,080)	(1,080)
Accumulated other comprehensive loss	1,111	70

Tier I capital	34,158	30,024
General regulatory allowance for loan losses	1,806	1,457

Total capital	$35,964	$31,481

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
401(k) Plan
The Company maintains a 401(k) plan for all salaried employees and may make a discretionary contribution to the plan based on a computation in relation to net income and compensation expense. The Company also matches the first 5% of employee deferrals on a graduated scale of 100% of the first 1-3%, and 50% thereafter up to a maximum of 4%. Plan expense was approximately $141,000 and $131,000 for the years ended December 31, 2008 and 2007, respectively. A full-time employee is eligible to participate in the plan after three months of employment, the attainment of age 21, and completion of 250 hours of service each Plan year.
Supplemental Executive Retirement Plan
The Company maintains a nonqualified defined contribution supplemental executive retirement plan (“SERP”) for certain key executive officers and a nonqualified defined benefit SERP for certain directors. The present value of estimated supplemental retirement benefits is charged to operations. A set retirement benefit is provided to the directors, but no set retirement is promised to officers, and no deferral of salary or income is required by the participants. Rather, the Company has agreed to place a certain amount of funds into an insurance policy on behalf of the participants. Each year, whatever income the policy generates, in the case of officers, above and beyond a predetermined index rate will be accrued into a retirement account that has been established for the participant. The expense for the years ended December 31, 2008 and 2007 was approximately $133,000 and $278,000, respectively.
Employee Stock Ownership Plan
In April 2005 the Bank established an ESOP that purchased 259,210 shares of FedFirst Financial from proceeds provided by the Company in the form of a loan. The effective date of the ESOP is January 1, 2005 and it is considered a leveraged plan. A full-time employee is eligible to participate in the plan after three months of employment, the attainment of age 21, and completion of 250 hours of service in a plan year. Each plan year, the Bank may, at its discretion, make additional contributions to the plan; however, at a minimum, the Bank has agreed to provide a contribution in the amount necessary to service the debt incurred to acquire the stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Shares are scheduled for release as the loan is repaid based on the interest method. The present amortization schedule calls for 17,281 shares to be released each December 31. There were no dividends declared or paid for the years ended December 31, 2008 or 2007.
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
ESOP compensation expense was $118,000 for the year ended December 31, 2008 compared to $158,000 for the year ended December 31, 2007. There were 17,281 shares earned and committed to be released and 49,240 allocated shares at December 31, 2008. At December 31, 2007, there were 17,281 shares earned and committed to be released and 32,344 allocated shares. The 190,086 and 207,367 remaining unearned/unallocated shares at December 31, 2008 and 2007 had an approximate fair market value of $814,000 and $1.9 million.
12.	Stock-Based Compensation
In May 2006, FedFirst Financial Corporation’s stockholders approved the 2006 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to promote the Company’s success and enhance its value by linking the personal interests of its employees, officers, directors and directors emeritus to those of the Company’s stockholders, and by providing participants with an incentive for outstanding performance. All of the Company’s salaried employees, officers and directors are eligible to participate in the Plan. The Plan authorizes the granting of options to purchase shares of the Company’s stock, which may be non-statutory stock options or incentive stock options, and restricted stock which is subject to restrictions on transferability and subject to forfeiture. The Plan reserved an aggregate number of 453,617 shares of which 324,012 may be issued in connection with the exercise of stock options and 129,605 may be issued as restricted stock.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The per share weighted-average fair value of stock options granted with an exercise price equal to the market value on August 8, 2008 was $2.86, using the Black-Scholes-Merton option pricing model with the following assumptions: expected life of 7 years, expected dividend rate of 0%, risk-free interest rate of 3.94% and an expected volatility of 32.56%, based on historical results.
The Company recognizes expense associated with the awards over the five-year vesting period in accordance with SFAS No. 123(R), Share-Based Payment. Compensation expense was $411,000 for the year ended December 31, 2008 compared to $333,000 for the year ended December 31, 2007. As of December 31, 2008, there was $1.1 million of total unrecognized compensation cost related to nonvested stock-based compensation compared to $1.3 million at December 31, 2007. The compensation expense cost at December 31, 2008 is expected to be recognized ratably over the weighted average remaining service period of 3.0 years. There is no intrinsic value for stock options at December 31, 2008. The realized tax benefit for stock options (NSO’s) was $47,000 and $27,000 for the years ended December 31, 2008 and 2007, respectively.

	Stock Options
		Weighted	Weighted
	Number	Average	Average
	of	Exercise	Remaining
Stock-Based Compensation	Shares	Price	Term

Outstanding at January 1, 2007	233,000	$10.11	9.75
Granted	12,500	9.00
Exercised or converted	—	—
Forfeited	6,000	10.11
Expired	—	—

Outstanding at December 31, 2007	239,500	$10.05	8.80
Granted	35,000	6.70
Exercised or converted	—	—
Forfeited	—	—
Expired	—	—

Outstanding at December 31, 2008	274,500	$9.62	7.80

Exercisable at December 31, 2008	100,800	$10.08	7.52

	Stock Options		Restricted Stock Awards
	Number of	Fair-Value	Number of	Fair-Value
	Shares	Price	Shares	Price

Nonvested at January 1, 2007	233,000	$3.16	95,000	$10.11
Granted	12,500	2.80	5,500	9.00
Vested	45,400	3.16	18,400	10.11
Forfeited	6,000	3.16	3,000	10.11

Nonvested at December 31, 2007	194,100	$3.14	79,100	$10.03
Granted	35,000	2.86	17,000	6.70
Vested	55,400	3.14	22,500	10.06
Forfeited	—	—	—	—

Nonvested at December 31, 2008	173,700	$3.08	73,600	$9.25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13.	Concentration of Credit Risk
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
The primary investment vehicles for the Company for the years ended December 31, 2008 and 2007 were mortgage-backed securities, which are comprised of diversified individual residential mortgage notes, and REMICs (real estate mortgage investment conduits), which represent a participation interest in a pool of mortgages. Mortgage-backed securities are guaranteed as to the timely repayment of principal and interest by a Government-sponsored enterprise. REMICs are created by redirecting the cash flows from the pool of mortgages underlying those securities to create two or more classes (or tranches) with different maturity or risk characteristics designed to meet a variety of investor needs and preferences. REMICs may be sponsored by private issuers, such as money center banks or mortgage bankers, or by U.S. Government agencies and Government-sponsored enterprises. Investments in other securities consist of Government-sponsored securities which are made to provide and maintain liquidity within the guidelines of applicable regulations.
Substantially all of the Company’s loans, excluding those serviced by others, are made to customers located in southwestern Pennsylvania. The Company does not have any other concentration of credit risk representing greater than 10% of loans.
Off-Balance Sheet Risk
The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit on consumer and commercial lines of credit and fixed and adjustable rate mortgage, commercial, home equity installment and home equity line of credit commitments and are summarized as follows (dollars in thousands).

December 31,	2008	2007

Unused revolving lines of credit	$2,664	$2,207
Unused commercial lines of credit	3,372	802
One-to-four family residential commitments	1,128	2,647
Commercial commitments	880	273
Home equity commitments	165	235

Total commitments outstanding	$8,209	$6,164

14.	Fair Value Measurements and Fair Values of Financial Instruments
Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of December 31, 2008 and 2007 and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to December 31, 2008 and 2007 may be different than the amounts reported at each year-end.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The Company adopted SFAS 157 effective for its fiscal year beginning January 1, 2008.
In December 2007, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. As such, the Company only partially adopted the provisions of SFAS No. 157, and will begin to account and report for non-financial assets and liabilities in 2009.
In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, to clarify the application of the provisions of SFAS No. 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective immediately and applies to the Company’s December 31, 2008 financial statements. The adoption of SFAS 157 and FSP 157-3 had no impact on the amounts reported in the financial statements.
SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are as follows:
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For financial assets measured at fair value on a recurring basis, the following tables set forth the fair value measurements by fair value hierarchy at December 31, 2008 (dollars in thousands).

	Significant Other	Significant
	Observable Inputs	Unobservable Inputs
December 31, 2008	(Level 2)	(Level 3)	Total

Securities available-for-sale	$80,062	$5,371	$85,433

Significant
Unobservable Inputs
(Dollars in thousands)	(Level 3)

December 31, 2007	$6,390
Total gross unrealized losses	(2,199)
Paydowns and maturities	(307)
Net transfers in (out) of level 3	1,487

December 31, 2008	$5,371

The amount of total gross unrealized losses for the period included in earnings (or changes in net assets) attributable to the change in gross unrealized gains (losses) relating to assets still held at December 31, 2008	$(2,199)

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
At December 31, 2008, Level 3 includes 12 securities totaling $5.4 million. This balance is comprised of nine mortgage-backed securities at $3.7 million and three corporate debt securities at $1.7 million, which are pooled trust preferred insurance corporation term obligations. The mortgage-backed securities which were AAA rated at purchase do not have an active market and as such the Company has used an alternative method to determine the fair value of these securities. The fair value has been determined using a discounted cash flow model using market assumptions, which generally include cash flow, collateral and other market assumptions. The corporate debt securities, which were rated A at purchase, could not be priced using quoted market prices, observable market activity or comparable trades, and the financial market was considered not active. The trust preferred market has been severely impacted by the lack of liquidity in the credit markets and concern over the financial services industry. Fair values for trust preferred securities were obtained from pricing sources with reasonable pricing transparency, taking into account other unobservable inputs related to the risks for each issuer. The pooled trust preferred corporate term obligations owned are collateralized by the trust preferred securities of insurance companies in the U.S. There has been little or no active trading in these securities for approximately six months; therefore it was more appropriate to determine fair value using a discounted cash flow analysis. To determine the appropriate discount rate and cash flows, a review was completed for each of the issuer’s profitability, credit quality, operating efficiency, capital adequacy, leverage and liquidity position. These factors provided an assessment of the probability of default for each underlying piece of collateral for each year until maturity. Determining the appropriate discount rate for the discounted cash flow analysis combined current and observable market

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
spreads for comparable structured credit products with specific risks identified within each issue. The observable market spreads incorporated both credit and liquidity premiums.
The following presents the fair value of financial instruments. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be sustained by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. In addition, the following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2008 and 2007:
Cash and Cash Equivalents
The carrying amounts approximate the asset’s fair values.
Securities (Including Mortgage-Backed Securities)
The fair value of securities are determined by a third party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates (Level 2). In some instances, the fair value of certain securities cannot be determined using these techniques due to the lack of relevant market data. As such, these securities are valued using an alternative technique and classified within Level 3 of the fair value hierarchy. Alternative techniques include using a discounted cash flow model using market assumptions, which generally include cash flow, collateral and other market assumptions or obtaining fair values from pricing sources with reasonable pricing transparency, taking into account other unobservable inputs related to the risks for each issuer.
Loans
The fair values for one-to-four family residential loans are estimated using discounted cash flow analyses using mortgage commitment rates from either FNMA or FHLMC. The fair values of consumer and commercial loans are estimated using discounted cash flow analyses, using interest rates reported in various government releases. The fair values of multi-family and nonresidential mortgages are estimated using discounted cash flow analysis, using interest rates based on national commitment rates on similar loans.
Federal Home Loan Bank Stock
The carrying amount approximates the asset’s fair value.
Accrued Interest Receivable and Accrued Interest Payable
The fair value of these instruments approximates the carrying value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deposits
The fair values disclosed for demand deposits (eg., savings accounts) are, by definition, equal to the amount payable on demand at the repricing date (i.e., their carrying amounts). Fair values of certificates of deposits are estimated using a discounted cash flow calculation that applies the FHLB of Pittsburgh advance yield curve to the maturity schedule of the Bank’s certificates of deposit.
Borrowings
The fair value the FHLB advances and repurchase agreements are estimated using a discounted cash flow calculation using the current FHLB advance yield curve. This is the method that the FHLB of Pittsburgh used to determine the cost of terminating the borrowing contract. The FHLB of Pittsburgh issues a valuation report for convertible select advances.
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
The following table sets forth the carrying amount and estimated fair value of financial instruments (dollars in thousands).

December 31,	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$7,847	$7,847	$5,552	$5,552
Securities	85,433	85,433	89,073	89,073
Loans, net	230,184	235,331	187,954	190,725
FHLB stock	6,901	6,901	5,076	5,076
Accrued interest receivable	1,652	1,652	1,617	1,617

Financial liabilities:
Deposits	172,804	174,565	155,558	155,821
Borrowings	132,410	135,740	101,074	102,142
Accrued interest payable	1,289	1,289	1,529	1,529

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15.	Condensed Financial Statements of Parent Company
Financial information pertaining only to FedFirst Financial Corporation (dollars in thousands).
Statements of Financial Condition

December 31,	2008	2007

Assets:
Cash and cash equivalents	$2,781	$10,444
Investment in the Bank	34,127	31,034
Loan receivable, ESOP	2,067	2,200
Other assets	370	285

Total assets	$39,345	$43,963

Liabilities and Stockholders’ Equity:
Accrued expenses	24	190
Stockholders’ equity	39,321	43,773

Total liabilities and stockholders’ equity	$39,345	$43,963

Statements of Operations

Years ended December 31,	2008	2007

Interest income	$126	$134
Operating expense	288	241

Loss before undistributed loss of subsidiary and income tax benefit	(162)	(107)
Undistributed net loss of subsidiary	(2,035)	(1,880)

Loss before income tax benefit	(2,197)	(1,987)

Income tax benefit	(52)	(32)

Net loss	$(2,145)	$(1,955)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Statements of Cash Flows

Years ended December 31,	2008	2007

Cash flows from operating activities:
Net loss	$(2,145)	$(1,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Undistributed net loss in subsidiary	2,035	1,880
Noncash expense for stock-based compensation	411	333
Increase in other assets	(81)	(129)
(Decrease) increase in other liabilities	(166)	133

Net cash provided by operating activities	54	262

Cash flows from investing activities:
ESOP loan principal payments received	133	125
Investment in FFSB	(6,500)	—

Net cash (used in) provided by investing activities	(6,367)	125

Cash flows from financing activities:
Purchases of common stock to be held in treasury	(1,350)	(1,775)

Net cash used in financing activities	(1,350)	(1,775)

Net decrease in cash and cash equivalents	(7,663)	(1,388)

Cash and cash equivalents at beginning of year	10,444	11,832

Cash and cash equivalents at end of year	$2,781	$10,444

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16.	Segment and Related Information
The following table sets forth the segment information for 2008 and 2007 (dollars in thousands).

	First Federal	Exchange
	Savings Bank	Underwriters, Inc.	Other	Net Eliminations	Consolidated

December 31, 2008

Assets	$350,517	$1,338	$39,345	$(41,439)	$349,761
Liabilities	316,262	489	45	(6,459)	310,337
Minority interest in subsidiary	103	—	—	—	103
Stockholders’ equity	34,152	849	39,300	(34,980)	39,321

December 31, 2007

Assets	$306,010	$1,258	$43,963	$(45,958)	$305,273
Liabilities	274,873	523	209	(14,185)	261,420
Minority interest in subsidiary	80	—	—	—	80
Stockholders’ equity	31,057	735	43,754	(31,773)	43,773

Year Ended December 31, 2008

Total interest income	$17,927	$32	$127	$(127)	$17,959
Total interest expense	9,764	—	—	(127)	9,637

Net interest income	8,163	32	127	—	8,322
Provision for loan losses	878	—	—	—	878

Net interest income after provision for loan losses	7,285	32	127	—	7,444
Noninterest (loss) income	(2,899)	1,929	—	(373)	(1,343)
Noninterest expense	7,823	1,299	288	—	9,410
Undistributed net loss of subsidiary	—	—	(2,036)	2,036	—
Minority interest in net income of consolidated subsidiary	75	—	—	—	75

(Loss) income before income tax (benefit) expense	(3,512)	662	(2,197)	1,663	(3,384)
Income tax (benefit) expense	(1,476)	287	(50)	—	(1,239)

Net (loss) income	$(2,036)	$375	$(2,147)	$1,663	$(2,145)

Year Ended December 31, 2007

Total interest income	$15,211	$40	$134	$(134)	$15,251
Total interest expense	8,887	—	—	(134)	8,753

Net interest income	6,324	40	134	—	6,498
Provision for loan losses	1,119	—	—	—	1,119

Net interest income after after provision for loan losses	5,205	40	134	—	5,379
Noninterest (loss) income	(450)	1,639	—	(256)	933
Noninterest expense	7,666	1,207	241	—	9,114
Undistributed net loss of subsidiary	—	—	(1,880)	1,880	—
Minority interest in net income of consolidated subsidiary	52	—	—	—	52

(Loss) income before income tax (benefit) expense	(2,963)	472	(1,987)	1,624	(2,854)
Income tax (benefit) expense	(1,083)	212	(28)	—	(899)

Net (loss) income	$(1,880)	$260	$(1,959)	$1,624	$(1,955)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17.	Quarterly Financial Information (Unaudited)
The following table summarizes selected information regarding the Company’s results of operations for the periods indicated (dollars in thousands). Quarterly earnings (loss) per share data may vary from annual loss per share due to rounding.

	March 31,	June 30,	September 30,	December 31,
Three Months Ended	2008	2008	2008	2008

Interest income	$4,306	$4,355	$4,602	$4,696
Interest expense	2,426	2,356	2,422	2,433

Net interest income	1,880	1,999	2,180	2,263
Provision for loan losses	59	220	260	339

Net interest income after provision for loan losses	1,821	1,779	1,920	1,924
Noninterest income (loss)	1,045	589	582	(3,559)
Noninterest expense	2,354	2,236	2,380	2,440
Minority interest in net income of consolidated subsidiary	43	13	5	14

Income (loss) before income tax expense (benefit)	469	119	117	(4,089)
Income tax expense (benefit)	201	54	51	(1,545)

Net income (loss)	$268	$65	$66	$(2,544)

Earnings (loss) per share basic and diluted	$0.04	$0.01	$0.01	$(0.43)

	March 31,	June 30,	September 30,	December 31,
Three Months Ended	2007	2007	2007	2007

Interest income	$3,638	$3,708	$3,825	$4,080
Interest expense	2,124	2,058	2,176	2,395

Net interest income	1,514	1,650	1,649	1,685
Provision for loan losses	45	30	395	649

Net interest income after provision for loan losses	1,469	1,620	1,254	1,036
Noninterest (loss) income	(650)	516	575	492
Noninterest expense	2,214	2,205	2,326	2,369
Minority interest in net income (loss) of consolidated subsidiary	31	7	15	(1)

Loss before income tax benefit	(1,426)	(76)	(512)	(840)
Income tax benefit	(457)	(18)	(165)	(259)

Net loss	$(969)	$(58)	$(347)	$(581)

Loss per share basic and diluted	$(0.15)	$(0.01)	$(0.06)	$(0.09)