Form 10-Q
period 2009-03-31
FedFirst Financial CORP
filed 2009-05-13
CIK 1308017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

As of May 13, 2009, the issuer had 6,336,775 shares of common stock outstanding.

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2009	2008
(Dollars in thousands, except share data)	(UNAUDITED)
Assets:
Cash and cash equivalents:
Cash and due from banks	$1,838	$2,224
Interest-earning deposits	7,774	5,623
Total cash and cash equivalents	9,612	7,847
Securities available-for-sale	76,472	85,433
Loans, net	229,512	230,184
Federal Home Loan Bank ("FHLB") stock, at cost	6,901	6,901
Accrued interest receivable - loans	1,099	1,147
Accrued interest receivable - securities	390	505
Premises and equipment, net	2,656	2,735
Bank-owned life insurance	7,500	7,431
Goodwill	1,080	1,080
Real estate owned	316	295
Deferred tax assets	4,479	4,930
Other assets	919	1,273
Total assets	$340,936	$349,761
Liabilities and Stockholders' Equity:
Deposits:
Noninterest-bearing	14,411	12,005
Interest-bearing	167,037	160,799
Total deposits	181,448	172,804
Borrowings	114,450	132,410
Advance payments by borrowers for taxes and insurance	678	474
Accrued interest payable - deposits	589	743
Accrued interest payable - borrowings	480	546
Other liabilities	3,136	3,360
Total liabilities	300,781	310,337
Stockholders' equity
FedFirst Financial Corporation stockholders' equity:
Preferred stock $0.01 par value; 10,000,000 shares authorized; none issued	-	-
Common stock $0.01 par value; 20,000,000 shares authorized; 6,707,500 shares
issued and 6,336,775 and 6,351,775 shares outstanding	67	67
Additional paid-in-capital	29,338	29,291
Retained earnings - substantially restricted	16,249	15,930
Accumulated other comprehensive loss, net of deferred taxes of
$(442) and $(716)	(685)	(1,111)
Unearned Employee Stock Ownership Plan ("ESOP")	(1,858)	(1,901)
Common stock held in treasury, at cost (370,725 and 355,725 shares)	(3,022)	(2,955)
Total FedFirst Financial Corporation stockholders' equity	40,089	39,321
Noncontrolling interest in subsidiary	66	103
Total stockholders' equity	40,155	39,424
Total liabilities and stockholders' equity	$340,936	$349,761

See Notes to the Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months
	Ended March 31,
(Dollars in thousands, except per share data)	2009	2008
Interest income:
Loans	$3,355	$2,818
Securities	1,209	1,386
Other interest-earning assets	6	102
Total interest income	4,570	4,306
Interest expense:
Deposits	1,124	1,308
Borrowings	1,226	1,118
Total interest expense	2,350	2,426
Net interest income	2,220	1,880
Provision for loan losses	160	59
Net interest income after provision for loan losses	2,060	1,821
Noninterest income:
Fees and service charges	132	102
Insurance commissions	701	720
Income frombank-owned life insurance	74	67
Net gain on sales of available-for-sale securities	-	156
Loss on sale of real estate owned	-	(3)
Other	6	3
Total noninterest income	913	1,045
Noninterest expense:
Compensation and employee benefits	1,458	1,462
Occupancy	354	341
FDIC insurance premiums	9	6
Data processing	107	106
Professional services	131	128
Other	339	311
Total noninterest expense	2,398	2,354
Income before income tax expense and noncontrolling interest in net income of consolidated subsidiary	575	512
Income tax expense	218	201
Net income before noncontrolling interest in net income of consolidated subsidiary	357	311
Noncontrolling interest in net income of consolidated subsidiary	38	43
Net income of FedFirst Financial Corporation	$319	$268
Earnings per share:
Basic and diluted	$0.05	$0.04
Weighted-average shares outstanding:
Basic	6,077,749	6,231,354
Diluted	6,077,749	6,231,516

See Notes to the Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (UNAUDITED)

				Accumulated		Common
		Additional		Other		Stock	Noncontrolling	Total
	Common	Paid-in-	Retained	Comprehensive	Unearned	Held in	Interest in	Stockholders'	Comprehensive
(Dollars in thousands)	Stock	Capital	Earnings	Loss	ESOP	Treasury	Subsidiary	Equity	Income
Balance at January 1, 2008	$67	$29,084	$18,520	$(70)	$(2,074)	$(1,754)	$80	$43,853
Comprehensive income:
Net income	-	-	268	-	-	-	43	311	$311
Unrealized gain on securities
available-for-sale,
net of tax of $87	-	-	-	135	-	-	-	135	135
Reclassification adjustment
on sales of securities
available-for-sale,
net of tax $61	-	-	-	(95)	-	-	-	(95)	(95)
Cumulative effect
adjustment on benefit
plan reserve	-	-	(445)	-	-	-	-	(445)
Purchase of common
stock to be held in
treasury (39,100 shares)	-	-	-	-	-	(350)	-	(350)
ESOP shares committed to be
released (4,320 shares)	-	(6)	-	-	44	-	-	38
Stock-based compensation
expense	-	87	-	-	-	-	-	87
Distribution to minority
shareholder	-	-	-	-	-	-	(52)	(52)
Total comprehensive income									351
Comprehensive income
attributable to the
noncontrolling interest
in subsidiary									43
Comprehensive income
attributable to FedFirst
Financial Corporation									$308
Balance at March 31, 2008	$67	$29,165	$18,343	$(30)	$(2,030)	$(2,104)	$71	$43,482

See Notes to the Unaudited Consolidated Financial Statements

				Accumulated		Common
		Additional		Other		Stock	Noncontrolling	Total
	Common	Paid-in-	Retained	Comprehensive	Unearned	Held in	Interest in	Stockholders'	Comprehensive
	Stock	Capital	Earnings	Loss	ESOP	Treasury	Subsidiary	Equity	Income
Balance at January 1, 2009	$67	$29,291	$15,930	$(1,111)	$(1,901)	$(2,955)	$103	$39,424
Comprehensive income:
Net income	-	-	319	-	-	-	38	357	$357
Unrealized gain on securities
available-for-sale,
net of tax of $275	-	-	-	426	-	-	-	426	426
Purchase of common
stock to be held in
treasury (15,000 shares)	-	-	-	-	-	(67)	-	(67)
ESOP shares committed to be
released (4,320 shares)	-	(26)	-	-	43	-	-	17
Stock-based compensation
expense	-	73	-	-	-	-	-	73
Distribution to minority
shareholder	-	-	-	-	-	-	(75)	(75)
Total comprehensive income									783
Comprehensive income
attributable to the
noncontrolling interest
in subsidiary									38
Comprehensive income
attributable to FedFirst
Financial Corporation									$745
Balance at March 31, 2009	$67	$29,338	$16,249	$(685)	$(1,858)	$(3,022)	$66	$40,155

See Notes to the Unaudited Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
(Dollars in thousands)	2009	2008
Cash flows from operating activities:
Net income of FedFirst Financial Corporation	$319	$268
Adjustments to reconcile net income to net cash provided
by operating activities
Minority interest in net income of consolidated subsidiary	38	43
Provision for loan losses	160	59
Depreciation	134	122
Net gain on sales of securities	-	(156)
Net loss on sale of real estate owned	-	3
Net accretion (amortization) of security premiums and loan costs	106	(20)
Noncash expense for ESOP	17	38
Noncash expense for stock-based compensation	73	87
Noncash benefit plan reserve	-	445
Increase in bank-owned life insurance	(74)	(67)
Decrease (increase) in other assets	1,257	(293)
(Decrease) increase in other liabilities	(476)	60
Net cash provided by operating activities	1,554	589
Cash flows from investing activities:
Net loan repayments (originations)	467	(5,445)
Proceeds from maturities of and principal repayments of
securities available-for-sale	11,585	5,402
Proceeds from sales of securities available-for-sale	-	8,766
Purchases of securities available-for-sale	(2,007)	(28,352)
Purchases of premises and equipment	(55)	(64)
Acquisition of Allsurance Insurance Agency	(600)	-
Increase in FHLB stock, at cost	-	(885)
Net cash provided by (used in) investing activities	9,390	(20,578)
Cash flows from financing activities:
Net decrease in-short term borrowings	(2,400)	(11,900)
Proceeds from long-term borrowings	-	30,500
Repayments of long-term borrowings	(15,560)	(4,527)
Net increase in deposits	8,644	6,307
Increase (decrease) in advance payments by borrowers for taxes and insurance	204	(5)
Purchases of common stock held in treasury	(67)	(350)
Net cash (used in) provided by financing activities	(9,179)	20,025
Net increase in cash and cash equivalents	1,765	36
Cash and cash equivalents, beginning of period	7,847	5,552
Cash and cash equivalents, end of period	$9,612	$5,588
Supplemental cash flow information:
Cash paid for:
Interest on deposits and borrowings	$2,570	$2,241
Income tax expense	86	16
Real estate acquired in settlement of loans	22	160

See Notes to the Unaudited Consolidated Financial Statements

Notes to the Unaudited Consolidated Financial Statements

Note 1.  Basis of Presentation/Nature of Operations

The accompanying unaudited Consolidated Financial Statements include the accounts of FedFirst Financial Corporation, a federally chartered holding company (“FedFirst Financial” or the “Company”), whose wholly owned subsidiary is First Federal Savings Bank (the “Bank”), a federally chartered stock savings bank, which owns FedFirst Exchange Corporation (“FFEC”), a subsidiary of the Bank. FFEC has an 80% controlling interest in Exchange Underwriters, Inc. Exchange Underwriters, Inc. is an independent insurance agency that offers property and casualty, life, health, commercial general liability, surety and other insurance products. The Company is a majority owned subsidiary of FedFirst Financial Mutual Holding Company (“FFMHC”), a federally chartered mutual holding company. FFMHC has virtually no operations and assets other than an investment in the Company, and is not included in these financial statements. All significant intercompany transactions have been eliminated.

We operate as a community-oriented financial institution offering residential, multi-family and commercial mortgages, consumer loans and commercial business loans as well as a variety of deposit products for individuals and businesses from nine locations in southwestern Pennsylvania. We conduct insurance brokerage activities through Exchange Underwriters, Inc. In March 2009, the Company announced that Exchange Underwriters, Inc. expanded its operation through the acquisition of the Allsurance Insurance Agency, which is a full service independent insurance agency that offers life, health and property and casualty insurance for individuals and small businesses. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

The unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary to make the consolidated financial statements not misleading have been included.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain items previously reported have been reclassified to conform with the current reporting period’s format. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

Note 2.  Recent Accounting Pronouncements

Effective Date of FASB Statement No. 157: In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, that permits a one-year deferral in applying the measurement provisions of SFAS No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of SFAS No. 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applied SFAS No. 157 in interim or annual financial statements prior to the issuance of FSP 157-2. This FSP was adopted on January 1, 2009 and did not have a material effect on the Company’s financial condition or results of operations.

Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin (“ARB”) No. 51.  In December 2007 the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS 160 establishes standards related to the treatment of noncontrolling interests. A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS No. 160 will require noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside permanent equity. The Statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Earlier application is prohibited. This statement was adopted on January 1, 2009 and did not have a material effect on the Company’s financial condition or results of operations.

Determining Whether a Market Is Not Active and a Transaction Is Not Distressed. In April 2009, FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. SFAS No. 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly. FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with SFAS No. 157.

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  The Company is currently reviewing the effect this new pronouncement will have on its financial condition or results of operations.

Recognition and Presentation of Other-Than-Temporary Impairments. In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.   FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4. The Company is currently reviewing the effect this new pronouncement will have on its financial condition or results of operations.

Interim Disclosures about Fair Value of Financial Instruments. In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. The Company is currently reviewing the effect this new pronouncement will have on its financial condition or results of operations.

Note 3.  Securities

The following table sets forth the amortized cost and fair value of securities available-for-sale at the dates indicated (dollars in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2009	Cost	Gains	Losses	Value
Government-Sponsored Enterprises	$1,000	$4	$-	$1,004
Municipal bonds	2,006	3	-	2,009
Mortgage-backed	39,299	1,246	9	40,536
REMICs	31,250	779	839	31,190
Corporate debt	3,995	-	2,311	1,684
Equities	49	-	-	49
Total securities available-for-sale	$77,599	$2,032	$3,159	$76,472

December 31, 2008
Government-Sponsored Enterprises	$9,267	$99	$-	$9,366
Mortgage-backed	41,359	708	87	41,980
REMICs	32,590	318	525	32,383
Corporate debt	3,995	-	2,340	1,655
Equities	49	-	-	49
Total securities available-for-sale	$87,260	$1,125	$2,952	$85,433

March 31, 2008
Government-Sponsored Enterprises	$15,712	$421	$-	$16,133
Mortgage-backed	57,173	814	11	57,976
REMICs	26,616	290	1,005	25,901
Corporate debt	3,995	-	558	3,437
Equities	49	-	-	49
Total securities available-for-sale	$103,545	$1,525	$1,574	$103,496

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

The Company has reviewed its available for sale investment securities at March 31, 2009 and has determined that all unrealized losses are temporary, based on an evaluation of the creditworthiness of the issuers/guarantors as well as the underlying collateral, if applicable, and other facts and circumstances. The Company monitors the credit ratings of all securities for downgrades as well as placement on negative outlook or credit watch. Also, management evaluates other facts and circumstances that may be indicative of an other-than-temporary impairment condition. Additionally, the Company has the ability and the intent to hold such securities through to recovery of the unrealized losses. The ability and intent of the Company is demonstrated by the fact that the Company is well capitalized and has no need to sell these securities.  As a result of this evaluation, management does not believe it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the individual securities. Therefore, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2009.

The following table presents gross unrealized losses and fair value of securities aggregated by category and length of time that individual securities have been in a continuous loss position at the dates indicated (dollars in thousands).

	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
March 31, 2009	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Mortgage-backed	30	$1,440	$9	2	$14	$-	32	$1,454	$9
REMICs:
Private label issuer:
Prime fixed and adjustable rate	3	1,241	200	3	1,208	93	6	2,449	293
Alt-A fixed rate	7	4,516	532	-	-	-	7	4,516	532
Government-sponsored enterprises	2	1,504	13	1	269	1	3	1,773	14
Total REMICs	12	7,261	745	4	1,477	94	16	8,738	839
Corporate debt	-	-	-	3	1,684	2,311	3	1,684	2,311
Total securities temporarily impaired	42	$8,701	$754	9	$3,175	$2,405	51	$11,876	$3,159

	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
December 31, 2008	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Mortgage-backed	71	$9,052	$86	2	$14	$1	73	$9,066	$87
REMICs:
Private label issuer:
Prime fixed and adjustable rate	3	1,277	137	2	710	185	5	1,987	322
Alt-A fixed rate	1	894	23	-	-	-	1	894	23
Government-sponsored enterprises	7	3,406	180	-	-	-	7	3,406	180
Total REMICs	11	5,577	340	2	710	185	13	6,287	525
Corporate debt	-	-	-	3	1,655	2,340	3	1,655	2,340
Total securities temporarily impaired	82	$14,629	$426	7	$2,379	$2,526	89	$17,008	$2,952

As part of the Company’s review of its available-for-sale securities at December 31, 2008, it was determined that 11 private label mortgage-backed securities for vintages 2005 through 2007 with an unrealized loss of $4.8 million had other-than-temporary impairment. Of these securities, 9 were significantly downgraded by the rating agencies in December 2008 with all but one accorded below investment grade status. In addition to the decrease in fair market value, the underlying assets reflected further deterioration with respect to delinquencies, foreclosures and payment speed which identified a potential loss of principal based on cash flow analysis.

Note 4.  Loans

The following table sets forth the composition of our loan portfolio at the dates indicated.

	March 31, 2009		December 31, 2008		March 31, 2008
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Real estate-mortgage:
One-to-four family residential	$154,044	65.6%	$155,871	65.7%	$137,827	70.1%
Multi-family	10,882	4.6	10,946	4.6	11,085	5.6
Commercial	25,651	10.9	24,301	10.3	15,091	7.8
Total real estate-mortgage	190,577	81.1	191,118	80.6	164,003	83.5

Real estate-construction:
Residential	7,059	3.0	9,833	4.2	5,503	2.8
Commercial	3,443	1.5	3,443	1.5	-
Total real estate-construction	10,502	4.5	13,276	5.7	5,503	2.8
Consumer:
Home equity	23,099	9.8	22,344	9.4	19,149	9.8
Loans on savings accounts	859	0.4	886	0.4	521	0.3
Home improvement	223	0.1	233	0.1	268	0.1
Other	528	0.2	588	0.2	597	0.3
Total consumer	24,709	10.5	24,051	10.1	20,535	10.5
Commercial business	9,151	3.9	8,474	3.6	6,352	3.2
Total loans	$234,939	100.0%	$236,919	100.0%	$196,393	100.0%
Net premiums on loans purchased	119		120		178
Net deferred loan costs	828		850		507
Loans in process	(4,421)		(5,899)		(2,550)
Allowance for loan losses	(1,953)		(1,806)		(1,345)
Loans, net	$229,512		$230,184		$193,183

Nonperforming Assets.  The following table provides information with respect to our nonperforming assets at the dates indicated.

	March 31,	December31,	March 31,
(Dollars in thousands)	2009	2008	2008
Nonaccrual loans:
Real estate - mortgage	$723	$632	$803
Consumer	94	4	23
Total	817	636	826
Accruing loans past due 90 days or more	-	-	-
Total of nonaccrual and 90 days or more
past due loans (nonperforming loans)	817	636	826
Real estate owned	316	295	766
Total nonperforming assets	$1,133	$931	$1,592
Troubled debt restructurings	-	-	-
Troubled debt restructurings and total
nonperforming assets	$1,133	$931	$1,592
Total nonperforming loans to total loans	0.35%	0.27%	0.42%
Total nonperforming loans to total assets	0.24	0.18	0.25
Total nonperforming assets to total assets	0.33	0.27	0.49

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

	Three Months Ended		Year Ended
	March 31,		December 31,
(Dollars in thousands)	2009	2008	2008
Allowance at beginning of period	$1,806	$1,457	$1,457
Provision for loan losses	160	59	878
Charge-offs	(14)	(171)	(529)
Recoveries	1	-	-
Net charge-offs	(13)	(171)	(529)
Allowance at end of period	$1,953	$1,345	$1,806

Note 5.  Deposits

The following table sets forth the balances of our deposit products at the dates indicated.

	March 31, 2009		December 31, 2008		March 31, 2008
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$14,411	7.9%	$12,005	6.9%	$10,832	6.7%
Interest-bearing demand deposits	12,520	6.9	11,336	6.6	11,791	7.3
Savings accounts	22,813	12.6	22,477	13.0	23,441	14.5
Money market accounts	47,295	26.1	43,873	25.4	18,582	11.5
Certificates of deposit	84,409	46.5	83,113	48.1	97,219	60.0
Total deposits	$181,448	100.0%	$172,804	100.0%	$161,865	100.0%

The FDIC is expected to impose a special emergency assessment as of June 30, 2009 in order to cover losses in its Deposit Insurance Fund.  Currently, we expect the assessment to be between 10 and 20 basis points of assessable deposits. If the assessment was based on deposits at March 31, 2009, the Bank would incur a charge of approximately $180,000 to $365,000.

Note 6.  Borrowings

We utilize borrowings as a supplemental source of funds for loans and securities.  The primary source of borrowings are FHLB advances and, to a limited extent, repurchase agreements. The following table sets forth information concerning our borrowings for the periods indicated.

	Three Months	Year	Three Months
	Ended	Ended	Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2009	2008	2008
Maximum amount outstanding at any month end
during the period	$127,559	$135,337	$121,776
Average amounts outstanding during the period	126,253	120,704	109,067
Weighted average rate during the period	3.88%	3.99%	4.10%
Balance outstanding at end of period	$114,450	$132,410	$115,147
Weighted average rate at end of period	4.01%	3.87%	3.86%

Note 7.  Earnings Per Share

Basic earnings per common share is calculated by dividing FedFirst Financial’s net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Common stock equivalents include restricted stock awards and stock options. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. There were no dilution from stock options or awards for the three months ended March 31, 2009. Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2009	2008

Net income of FedFirst Financial Corporation	$319	$268
Weighted-average shares outstanding:
Basic	6,077,749	6,231,354
Effect of dilutive stock options and
restrictive stock awards	-	162
Diluted	6,077,749	6,231,516
Earnings per share:
Basic	$0.05	$0.04
Diluted	$0.05	$0.04

Note 8.  Fair Value Measurements

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under SFAS No. 157 are as follows:

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

At March 31, 2009, Level 3 includes 12 securities totaling $5.3 million. This balance is comprised of nine mortgage-backed securities at $3.6 million and three corporate debt securities at $1.7 million, which are pooled trust preferred insurance corporation term obligations. The mortgage-backed securities, which were AAA rated at purchase, do not have an active market and as such the Company has used an alternative method to determine the fair value of these securities. The fair value has been determined using a discounted cash flow model using market assumptions, which generally include cash flow, collateral and other market assumptions. The corporate debt securities, which were rated A at purchase and recently downgraded to B+, could not be priced using quoted market prices, observable market activity or comparable trades, and the financial market was considered not active. The trust preferred market has been severely impacted by the lack of liquidity in the credit markets and concern over the financial services industry. Fair values for trust preferred securities were obtained from pricing sources with reasonable pricing transparency, taking into account other unobservable inputs related to the risks for each issuer. The pooled trust preferred corporate term obligations owned are collateralized by the trust preferred securities of insurance companies in the U.S. There has been little or no active trading in these securities; therefore it was more appropriate to determine fair value using a discounted cash flow analysis. Determining the appropriate discount rate for the discounted cash flow analysis combined current and observable market spreads for comparable structured credit products with specific risks identified within each issue. The observable market spreads incorporated both credit and liquidity premiums.

The following tables set forth the fair value hierarchy of securities at March 31, 2009 and December 31, 2008.

(Dollars in thousands)	March 31, 2009	December 31, 2008
Significant other observable inputs (Level 2)	$71,136	$80,062
Significant unobservable inputs (Level 3)	5,336	5,371
Total securities	$76,472	$85,433

	Significant
	Unobservable Inputs
(Dollars in thousands)	(Level 3)
December 31, 2007	$6,390
Total unrealized gains	(2,199)
Paydowns and maturities	(307)
Net transfers in (out) of level 3	1,487
December 31, 2008	$5,371
Total unrealized gains	116
Paydowns and maturities	(151)
March 31, 2009	$5,336

(Dollars in thousands)	March 31, 2009	December 31, 2008
The amount of total unrealized gains (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains (losses) relating to assets still
held at period indicated	$116	$(2,199)

Note 9.  Subsidiary/Segment Reporting

The consolidated operating results of FedFirst Financial are presented as a single financial services segment. FedFirst Financial is the parent company of the Bank, which owns FFEC. FFEC has an 80% controlling interest in Exchange Underwriters, Inc. Exchange Underwriters, Inc. is managed separately from the banking and related financial services that the Company offers. Exchange Underwriters, Inc. is an independent insurance agency that offers property and casualty, life, health, commercial general liability, surety and other insurance products. Following is a table of selected financial data for the Company's subsidiaries and consolidated results for the dates indicated.

	First Federal Savings Bank	Exchange Underwriters, Inc.	Other	Net Eliminations	Consolidated

March 31, 2009
Assets	$340,896	$1,217	$39,331	$(40,508)	$340,936
Liabilities	305,895	554	46	(5,714)	300,781
Stockholders' equity	35,001	663	39,285	(34,794)	40,155

December 31, 2008
Assets	$350,517	$1,338	$39,345	$(41,439)	$349,761
Liabilities	316,262	489	45	(6,459)	310,337
Stockholders' equity	34,255	849	39,300	(34,980)	39,424

March 31, 2008
Assets	$326,371	$1,070	$26,987	$(28,638)	$325,790
Liabilities	295,325	379	45	(13,441)	282,308
Stockholders' equity	31,046	691	26,942	(15,197)	43,482

Three Months Ended March 31, 2009
Total interest income	$4,564	$6	$30	$(30)	$4,570
Total interest expense	2,380	-	-	(30)	2,350
Net interest income	2,184	6	30	-	2,220
Provision for loan losses	160	-	-	-	160
Net interest income after provision for loan losses	2,024	6	30	-	2,060
Noninterest income	400	701	-	(188)	913
Noninterest expense	1,961	382	55	-	2,398
Undistributed net loss of subsidiary	-	-	342	(342)	-
Income (loss) before income tax expense (benefit) and noncontrolling interest in net income of consolidated subsidiary	463	325	317	(530)	575
Income tax expense (benefit)	83	137	(2)	-	218
Net income (loss) before noncontrolling interest in net income of consolidated subsidiary	380	188	319	(530)	357
Noncontrolling interest in net income of consolidated subsidiary	38	-	-	-	38
Net income (loss)	$342	$188	$319	$(530)	$319

Three Months Ended March 31, 2008
Total interest income	$4,295	$10	$241	$(240)	$4,306
Total interest expense	2,458	-	-	(32)	2,426
Net interest income	1,837	10	241	(208)	1,880
Provision for loan losses	59	-	-	-	59
Net interest income after provision for loan losses	1,778	10	241	(208)	1,821
Noninterest income	542	720	-	(217)	1,045
Noninterest expense	1,936	359	59	-	2,354
Undistributed net loss of subsidiary	-	-	287	(287)	-
Income (loss) before income tax expense (benefit) and noncontrolling interest in net income of consolidated subsidiary	384	371	469	(712)	512
Income tax expense (benefit)	54	155	(8)	-	201
Net income (loss) before noncontrolling interest in net income of consolidated subsidiary	330	216	477	(712)	311
Noncontrolling interest in net income of consolidated subsidiary	43	-	-	-	43
Net income (loss)	$287	$216	$477	$(712)	$268

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the unaudited consolidated financial statements, notes and tables included in this report. For further information, refer to the consolidated financial statements and notes included in FedFirst Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

We operate as a community-oriented financial institution offering residential, multi-family and commercial mortgages, consumer loans and commercial business loans as well as a variety of deposit products for individuals and businesses from nine locations in southwestern Pennsylvania. We conduct insurance brokerage activities through Exchange Underwriters, Inc., an 80%-owned subsidiary. In March 2009, the Company announced that Exchange Underwriters, Inc. expanded its operation through the acquisition of the Allsurance Insurance Agency, which is a full service independent insurance agency that offers life, health and property and casualty insurance for individuals and small businesses. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

Balance Sheet Analysis

Assets.  Total assets at March 31, 2009 were $340.9 million, a decrease of $8.8 million, or 2.5%, from total assets of $349.8 million at December 31, 2008.

Securities available-for-sale decreased $9.0 million, or 10.5%, to $76.5 million at March 31, 2009 compared to $85.4 million at December 31, 2008. The decrease is the result of $8.3 million of calls on Government-Sponsored Enterprise securities and paydowns, which was partially offset by the purchase of a $2.0 million municipal security. In addition, the securities portfolio reflects an unrealized loss of $1.1 million at March 31, 2009, primarily from corporate debt securities, compared to $1.8 million at December 31, 2008.

Loans, net, decreased $672,000, or 0.3%, to $229.5 million at March 31, 2009 compared to $230.2 million at December 31, 2008. The decrease was primarily the result of paydowns and payoffs on one-to-four family residential real estate loans, partially offset by growth in commercial real estate, commercial business, and home equity loans.

Other assets include approximately $600,000 related to the purchase of the Allsurance Insurance Agency in March 2009. The valuation to determine the amount of goodwill and intangible asset related to the purchase is expected to be finalized in the second quarter of 2009.

Liabilities.  Total liabilities at March 31, 2009 were $300.8 million, compared to $310.3 million at December 31, 2008, a decrease of $9.6 million, or 3.1%.

Total deposits increased $8.6 million, or 5.0%, to $181.4 million at March 31, 2009 compared to $172.8 million at December 31, 2008. The increase in deposits was primarily in money market, noninterest-bearing demand deposit and certificates of deposit accounts. Money market account and certificates of deposit growth were due to the marketing of select promotional rates. The increase in deposits has provided an opportunity for the Bank to reduce borrowings.

Borrowings decreased $18.0 million, or 13.6%, to $114.5 million at March 31, 2009 compared to $132.4 million at December 31, 2008. Funds generated through deposit growth and security calls were used to reduce borrowings.

Stockholders’ Equity.  Stockholders’ equity was $40.2 million at March 31, 2009, an increase of $731,000  from December 31, 2008. The increase in stockholders’ equity was primarily due to the $426,000 change in the unrealized loss position of the securities portfolio, net of tax, and $319,000 in net income for the three months ended March 31, 2009.

Results of Operations for the Three Months Ended March 31, 2009 and 2008

Overview.  The Company had net income of $319,000 for the three months ended March 31, 2009, compared to $268,000 for the same period in 2008.

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Net income of FedFirst Financial Corporation	$319	$268
Return on average assets	0.37%	0.34%
Return on average equity	3.20	2.48
Average equity to average assets	11.41	13.54

Net Interest Income. Net interest income for the three months ended March 31, 2009 increased $340,000 to $2.2 million compared to the three months ended March 31, 2008. Interest rate spread and net interest margin were 2.31% and 2.69%, respectively, for the three months ended March 31, 2009 compared to 2.01% and 2.50%, respectively, for the three months ended March 31, 2008. The improvement in interest rate spread and net interest margin is primarily attributed to the growth in the loan portfolio coupled with lower costs on deposits.

Interest income increased $264,000, or 6.1%, to $4.6 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 due to an increase of $29.8 million in the average balance of interest-earning assets partially offset by a decrease of 20 basis points in the average yield. Interest income on loans increased $537,000 due to an increase of $39.4 million in the average balance, primarily driven by increases in one-to-four family residential real estate, commercial real estate, commercial business, and home equity loans. Interest income on securities decreased $177,000 due to a decrease of $12.1 million in the average balance, primarily from calls and paydowns of Government-sponsored agencies and mortgage-backed securities.

Interest expense decreased $76,000, or 3.1%, to $2.4 million for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 due to a decrease of 50 basis points in cost, partially offset by an increase of $30.5 in the average balance of interest-bearing liabilities. Interest expense on deposits decreased $184,000 due to a decrease of 72 basis points in cost, primarily related to the repricing of money market accounts and maturing certificates of deposits at lower rates, partially offset by an increase of $13.3 million in the average balance, primarily in money market accounts. Interest expense on borrowings increased $108,000 due to an increase of $17.2 million in the average balance, partially offset by a decrease of 22 basis points in cost related to the repricing of borrowings at lower costs in the current economic environment.

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

		Three Months Ended March 31,
		2009			2008
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans, net (1)(2)	$230,047	$3,355	5.83%	$190,664	$2,818	5.91%
Securities (3)	86,657	1,209	5.58	98,732	1,386	5.62
Other interest-earning assets	13,392	6	0.18	10,908	102	3.74
Total interest-earning assets	330,096	$4,570	5.54	300,304	$4,306	5.74
Noninterest-earning assets	19,230			19,291
Total assets	$349,326			$319,595

Liabilities and
Stockholders' equity:
Interest-bearing liablities:
Interest-bearing
demand deposits	$11,992	$14	0.47%	$11,899	$14	0.47%
Savings accounts	22,658	41	0.72	23,111	51	0.88
Money market accounts	45,221	301	2.66	15,269	127	3.33
Certificates of deposit	84,843	768	3.62	101,162	1,116	4.41
Total interest-bearing deposits	164,714	1,124	2.73	151,441	1,308	3.45
Borrowings	126,253	1,226	3.88	109,067	1,118	4.10
Total interest-bearing liabilities	290,967	2,350	3.23	260,508	2,426	3.73
Noninterest-bearing liabilities	18,514			15,815
Total liabilities	309,481			276,323
Stockholders' equity	39,845			43,272
Total liabilities and
stockholders' equity	$349,326			$319,595

Net interest income		$2,220			$1,880

Interest rate spread (4)			2.31%			2.01%
Net interest margin (5)			2.69			2.50
Average interest-earning
assets to average
interest-bearing liablities			113.45%			115.28%

(1)	Amount is net of deferred loan costs, loans in process and allowance for loan losses.
(2)	Amount includes nonaccrual loans in average balances only.
(3)	Amount does not include effect of unrealized gain (loss) on securities available-for-sale.
(4)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Three Months Ended March 31, 2009
	Compared To
	Three Months Ended March 31, 2008
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total
Interest and dividend income:
Loans, net	$575	$(38)	$537
Securities	(167)	(10)	(177)
Other interest-earning assets	19	(115)	(96)
Total interest-earning assets	427	(163)	264
Interest expense:
Deposits	107	(291)	(184)
Borrowings	170	(62)	108
Total interest-bearing liablities	277	(353)	(76)
Change in net interest income	$150	$190	$340

Provision for Loan Losses.  The provision for loan losses was $160,000 for the three months ended March 31, 2009 compared to $59,000 for the three months ended March 31, 2008. The increase in the provision is primarily related to growth in the loan portfolio, predominantly in one-to-four family residential, commercial real estate and business, and home equity loans. In addition, there has been a change in the loan portfolio composition with an increase as a percent of total loans in commercial real estate and business loans and a decrease in one-to-four family residential. Current conditions in the housing and credit markets also contributed to the increase in the provision. Charge-offs in the current period declined to $14,000 for the three months ended March 31, 2009 compared to $171,000 for the three months ended March 31, 2008. The current period charge-offs were related to unsecured consumer loans. The prior period charge-off was related to the Company taking possession of a one-to-four family property.

Noninterest Income.  Noninterest income decreased $132,000 or 12.6%, to $913,000 for the three months ended March 31, 2009 compared to $1.0 million for the three months ended March 31, 2008. The decrease is primarily attributable to a gain of $156,000 recognized on the sales of securities in the prior period.

Noninterest Expense.  The following table summarizes noninterest expense for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008
Compensation and employee benefits	1,458	1,462
Occupancy	354	341
FDIC insurance premiums	9	6
Data processing	107	106
Professional services	131	128
Advertising	44	32
Stationary, printing and supplies	35	28
Telephone	15	16
Postage	36	38
Correspondent bank fees	42	43
All other	167	154
Total noninterest expense	$2,398	$2,354

Income Tax Expense.  Income tax expense for the three months ended March 31, 2009 was $218,000 compared to $201,000 for the same period in 2008.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2009, cash and cash equivalents totaled $9.6 million. At March 31, 2009, securities classified as available-for-sale totaled $76.5 million, which provides an additional source of liquidity. In addition, at March 31, 2009, the maximum remaining borrowing capacity at the FHLB of Pittsburgh was approximately $103.3 million.

Certificates of deposit due within one year of March 31, 2009 totaled $39.8 million, or 47.1% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds including other certificates of deposit and borrowings. We believe, however, based on past experience, that a significant portion of our maturing certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table summarizes the Company’s commitments at the date indicated.

March 31,
(Dollars in thousands)	2009
Loans in process	$4,421
Unused revolving lines of credit	2,940
Unused commercial business lines of credit	3,109
One-to-four family residential commitments	1,950
Consumer commitments	429
Total commitments outstanding	$12,849

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2009, we exceeded all of our regulatory capital requirements and are considered “well capitalized” under regulatory guidelines. After careful analysis, we determined that existing capital is sufficient to meet anticipated needs and that it would not be in the best interests of shareholders to participate in the Capital Purchase Program conducted through the United States Treasury Department as part of the Troubled Asset Relief Program.

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

For the three months ended March 31, 2009, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There has been no change in FedFirst Financial’s internal control over financial reporting during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, FedFirst Financial’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company made the following purchases of its common stock during the three months ended March 31, 2009.

			Total Number of Shares	Maximum Numberof
		Average	Purchased as Part of the	Shares that May Yet Be
	Total Number of	Price Paid	Publicly Announced	Purchased Under the
Period	Shares Purchased	per Share	Program(1)	Program(1)
January 2009	15,000	$4.49	15,000	-

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

3.1	Amended and Restated Charter of FedFirst Financial Corporation (1)

3.2	Amended and Restated Bylaws of FedFirst Financial Corporation (2)

4.0	Specimen Stock Certificate of FedFirst Financial Corporation (1)

31.1	Rule 13a-14 (a) / 15d-14 (a) Certification (President and Chief Executive Officer)

31.2	Rule 13a-14 (a) / 15d-14 (a) Certification (Chief Financial Officer)

32.1	Certification of John G. Robinson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Robert C. Barry Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Exhibits to the Registration Statement on Form SB-2, and amendments thereto, initially filed on December 17, 2004, Registration No. 333-121405.
(2)	Incorporated herein by reference to the Exhibits to FedFirst Financial Corporation’s Form 10-K filed on March 16, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDFIRST FINANCIAL CORPORATION
(Registrant)

Date:	May 13, 2009	/s/ John G. Robinson
John G. Robinson
President and Chief Executive Officer

Date:	May 13, 2009	/s/ Robert C. Barry Jr.
Robert C. Barry Jr.
Chief Financial Officer and Senior Vice President
(Principal Financial Officer and Chief Accounting Officer)