Form 10-Q
period 2009-06-30
FedFirst Financial CORP
filed 2009-08-13
CIK 1308017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 13, 2009, the issuer had 6,326,472 shares of common stock outstanding.

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2009	2008
(Dollars in thousands, except share data)	(UNAUDITED)
Assets:

Cash and cash equivalents:
Cash and due from banks	$1,970	$2,224
Interest-earning deposits	5,601	5,623
Total cash and cash equivalents	7,571	7,847

Securities available-for-sale	76,505	85,433
Loans, net	236,348	230,184
Federal Home Loan Bank ("FHLB") stock, at cost	6,901	6,901
Accrued interest receivable - loans	1,099	1,147
Accrued interest receivable - securities	417	505
Premises and equipment, net	2,640	2,735
Bank-owned life insurance	7,571	7,431
Goodwill	1,080	1,080
Real estate owned	306	295
Deferred tax assets	4,488	4,930
Other assets	784	1,273
Total assets	$345,710	$349,761

Liabilities and Stockholders' Equity:

Deposits:
Noninterest-bearing	14,460	12,005
Interest-bearing	169,464	160,799
Total deposits	183,924	172,804

Borrowings	116,267	132,410
Advance payments by borrowers for taxes and insurance	710	474
Accrued interest payable - deposits	406	743
Accrued interest payable - borrowings	529	546
Other liabilities	3,396	3,360
Total liabilities	305,232	310,337

Stockholders' equity
FedFirst Financial Corporation stockholders' equity:
Preferred stock $0.01 par value; 10,000,000 shares authorized; none issued	-	-
Common stock $0.01 par value; 20,000,000 shares authorized; 6,707,500 shares
issued and 6,324,775 and 6,351,775 shares outstanding	67	67
Additional paid-in-capital	29,505	29,291
Retained earnings - substantially restricted	17,429	15,930
Accumulated other comprehensive loss, net of deferred taxes of
$(1,063) and $(716)	(1,650)	(1,111)
Unearned Employee Stock Ownership Plan ("ESOP")	(1,814)	(1,901)
Common stock held in treasury, at cost (382,725 and 355,725 shares)	(3,144)	(2,955)
Total FedFirst Financial Corporation stockholders' equity	40,393	39,321
Noncontrolling interest in subsidiary	85	103
Total stockholders' equity	40,478	39,424
Total liabilities and stockholders' equity	$345,710	$349,761

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands, except per share data)	2009	2008	2009	2008

Interest income:
Loans	$3,377	$2,901	$6,732	$5,719
Securities	1,102	1,373	2,311	2,759
Other interest-earning assets	5	81	11	183
Total interest income	4,484	4,355	9,054	8,661

Interest expense:
Deposits	1,030	1,231	2,154	2,539
Borrowings	1,188	1,125	2,414	2,243
Total interest expense	2,218	2,356	4,568	4,782
Net interest income	2,266	1,999	4,486	3,879

Provision for loan losses	230	220	390	279
Net interest income after provision for loan losses	2,036	1,779	4,096	3,600

Noninterest income:
Fees and service charges	134	118	266	220
Insurance commissions	595	393	1,296	1,113
Income from bank-owned life insurance	71	69	145	136
Net gain on sales of available-for-sale securities	73	-	73	156
Gain (loss) on sale of real estate owned	9	-	9	(3)
Other	5	9	11	12
Total noninterest income	887	589	1,800	1,634

Noninterest expense:
Compensation and employee benefits	1,480	1,312	2,938	2,774
Occupancy	344	318	698	659
FDIC insurance premiums	339	5	348	11
Data processing	110	105	217	211
Professional services	181	141	312	269
Other	357	355	696	666
Total noninterest expense	2,811	2,236	5,209	4,590

Income before income tax expense and noncontrolling interest
in net income of consolidated subsidiary	112	132	687	644
Income tax expense	45	54	263	255
Net income before noncontrolling interest in net income
of consolidated subsidiary	67	78	424	389
Less: Noncontrolling interest in net income of consolidated subsidiary	19	13	57	56
Net income of FedFirst Financial Corporation	$48	$65	$367	$333

Earnings per share:
Basic and diluted	$0.01	$0.01	$0.06	$0.06

Weighted-average shares outstanding:
Basic and diluted	6,078,615	5,995,088	6,076,000	5,983,500

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS) FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

				Accumulated		Common
		Additional		Other		Stock	Noncontrolling	Total
	Common	Paid-in-	Retained	Comprehensive	Unearned	Held in	Interest in	Stockholders'	Comprehensive
(Dollars in thousands)	Stock	Capital	Earnings	Loss	ESOP	Treasury	Subsidiary	Equity	Income (Loss)
Balance at January 1, 2008	$67	$29,084	$18,520	$(70)	$(2,074)	$(1,754)	$80	$43,853
Comprehensive income:
Net income	-	-	333	-	-	-	56	389	$389
Unrealized gain on securities
available-for-sale,
net of tax of $(1,269)	-	-	-	(1,969)	-	-	-	(1,969)	(1,969)
Reclassification adjustment
on sales of securities
available-for-sale,
net of tax $60	-	-	-	(94)	-	-	-	(94)	(94)
Cumulative effect adjustment on
benefit plan reserve	-	-	(445)	-	-	-	-	(445)
Purchase of common stock to be
held in treasury (121,125 shares)	-	-	-	-	-	(985)	-	(985)
ESOP shares committed to be
released (8,640 shares)	-	(16)	-	-	87	-	-	71
Stock-based compensation expense	-	173	-	-	-	-	-	173
Distribution to minority shareholder	-	-	-	-	-	-	(53)	(53)
Total comprehensive loss									(1,674)
Less: Comprehensive income attributable
to the noncontrolling interest
in subsidiary									56
Comprehensive loss attributable
to FedFirst Financial Corporation									$(1,730)

Balance at June 30, 2008	$67	$29,241	$18,408	$(2,133)	$(1,987)	$(2,739)	$83	$40,940

See Notes to the Unaudited Consolidated Financial Statements.

				Accumulated		Common
		Additional		Other		Stock	Noncontrolling	Total
	Common	Paid-in-	Retained	Comprehensive	Unearned	Held in	Interest in	Stockholders'	Comprehensive
	Stock	Capital	Earnings	Loss	ESOP	Treasury	Subsidiary	Equity	Income
Balance at January 1, 2009	$67	$29,291	$15,930	$(1,111)	$(1,901)	$(2,955)	$103	$39,424
Cumulative effect adjustment as of
April 1, 2009 relating to FSP
FAS 115-2, net of tax of $584	-	-	1,132	(1,132)	-	-	-	-
Comprehensive income:
Net income	-	-	367	-	-	-	57	424	$424
Unrealized gain on securities
available-for-sale,
net of tax of $393	-	-	-	610	-	-	-	610	610
Reclassification adjustment
on sales of securities
available-for-sale,
net of tax of $11	-	-	-	(17)	-	-	-	(17)	(17)
Purchase of common stock to be
held in treasury (15,000 shares)	-	-	-	-	-	(67)	-	(67)
ESOP shares committed to be
released (8,640 shares)	-	(54)	-	-	87	-	-	33
Stock-based compensation expense	-	146	-	-	-	-	-	146
Stock awards forfeited	-	122	-	-	-	(122)	-	-
Distribution to minority shareholder	-	-	-	-	-	-	(75)	(75)
Total comprehensive income									1,017
Less: Comprehensive income attributable
to the noncontrolling interest
in subsidiary									57
Comprehensive income attributable
to FedFirst Financial Corporation									$960

Balance at June 30, 2009	$67	$29,505	$17,429	$(1,650)	$(1,814)	$(3,144)	$85	$40,478

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
(Dollars in thousands)	2009	2008
Cash flows from operating activities:
Net income of FedFirst Financial Corporation	$367	$333
Adjustments to reconcile net income to net cash provided
by operating activities
Minority interest in net income of consolidated subsidiary	57	56
Provision for loan losses	390	279
Depreciation	273	248
Amortization of intangibles	23	-
Net gain on sales of securities	(73)	(156)
Net (gain) loss on sale of real estate owned	(9)	3
Net accretion (amortization) of security premiums and loan costs	188	(53)
Noncash expense for ESOP	33	71
Noncash expense for stock-based compensation	146	173
Noncash benefit plan reserve	-	445
Increase in bank-owned life insurance	(145)	(136)
Decrease (increase) in other assets	1,251	(566)
Decrease in other liabilities	(306)	(89)
Net cash provided by operating activities	2,195	608

Cash flows from investing activities:
Net loan originations	(6,623)	(19,921)
Proceeds from maturities of and principal repayments of
securities available-for-sale	16,638	9,213
Proceeds from sales of securities available-for-sale	4,094	8,766
Purchases of securities available-for-sale	(11,041)	(28,352)
Purchases of premises and equipment	(178)	(138)
Acquisition of Allsurance Insurance Agency	(525)	-
Increase in FHLB stock, at cost	-	(941)
Proceeds from sale of real estate owned	18	509
Net cash provided by (used in) investing activities	2,383	(30,864)

Cash flows from financing activities:
Net decrease in-short term borrowings	(6,000)	(4,700)
Proceeds from long-term borrowings	10,000	33,499
Repayments of long-term borrowings	(20,143)	(8,965)
Net increase in deposits	11,120	12,999
Increase in advance payments by borrowers for taxes and insurance	236	139
Purchases of common stock held in treasury	(67)	(985)
Net cash (used in) provided by financing activities	(4,854)	31,987

Net (decrease) increase in cash and cash equivalents	(276)	1,731
Cash and cash equivalents, beginning of period	7,847	5,552

Cash and cash equivalents, end of period	$7,571	$7,283

Supplemental cash flow information:
Cash paid for:
Interest on deposits and borrowings	$4,922	$5,039
Income tax expense	135	31

Real estate acquired in settlement of loans	22	360

See Notes to the Unaudited Consolidated Financial Statements.

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

We operate as a community-oriented financial institution offering residential, multi-family and commercial mortgages, consumer loans and commercial business loans as well as a variety of deposit products for individuals and businesses from nine locations in southwestern Pennsylvania. We conduct insurance brokerage activities through Exchange Underwriters, Inc. In March 2009, Exchange Underwriters, Inc. expanded its operation through the acquisition of the Allsurance Insurance Agency, which is a full service independent insurance agency that offers life, health and property and casualty insurance for individuals and small businesses. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

The unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary to make the consolidated financial statements not misleading have been included.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain items previously reported have been reclassified to conform with the current reporting period’s format. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year or any other interim period. In connection with the preparation of these financial statements, the Company has evaluated events and transactions for items that should potentially be recognized or disclosed through August 13, 2009, which is the date the financial statements were issued.

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to determination of the allowance for losses on loans, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, evaluation of securities for other-than-temporary impairment including related cash flow projections, goodwill impairment, and the valuation of deferred tax assets.

Note 2.  Recent Accounting Pronouncements

The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, A Replacement of FASB Statement No. 162.  In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, A Replacement of FASB Statement No. 162. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. The FASB Accounting Standards

CodificationTM (“Codification”) will become the source of authoritative GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of this Statement, all then-existing non-SEC accounting and reporting standards are superseded and all nongrandfathered, non-SEC accounting literature not included in the Codification is deemed nonauthoritative. The issuance of this Statement and the Codification will not change GAAP and therefore will not have an impact of the Company’s financial position or results of operation upon adoption on September 15, 2009.

Following issuance of this statement, the Board will not issue new standards in the form of Statements, FASB Staff Positions (“FSP”), or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The Board will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

Subsequent Events. In May 2009, the FASB issued SFAS No. 165, Subsequent Events. The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. In particular, this statement sets forth:

•
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

•	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.
•	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

Additionally, the statement requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure is intended to alert all users of the financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. This statement was effective for interim and annual periods ending after June 15, 2009 and did not have a material impact of the Company’s financial condition or results of operation.

Effective Date of FASB Statement No. 157. In February 2008, the FASB issued FSP 157-2, Effective Date of FASB Statement No. 157, that permits a one-year deferral in applying the measurement provisions of SFAS No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of SFAS No. 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applied SFAS No. 157 in interim or annual financial statements prior to the issuance of FSP 157-2. This FSP was adopted on January 1, 2009 and did not have a material effect on the Company’s financial condition or results of operations.

Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin (“ARB”) No. 51.  In December 2007 the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS 160 establishes standards related to the treatment of noncontrolling interests. A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS No. 160 requires noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside permanent equity. The Statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Earlier application is prohibited. This statement was adopted on January 1, 2009 and did not have a material effect on the Company’s financial condition or results of operations.

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The Company adopted this pronouncement and it did not have a material effect on the Company’s financial condition or results of operations.

Recognition and Presentation of Other-Than-Temporary Impairments. In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.   FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment (“OTTI”). This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that OTTI exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the OTTI recognized in the income statement. The OTTI is separated into (a) the amount of the total OTTI related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total OTTI related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total OTTI related to all other factors is recognized in other comprehensive loss.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this pronouncement and recorded a $1.1 million increase to retained earnings (net of $584,000 of taxes) and a corresponding increase to accumulated other comprehensive loss as the cumulative effect adjustment for the noncredit-related portion of OTTI losses previously recognized in earnings. Refer to Note 3 for further discussion.

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. The Company adopted this pronouncement and it did not have a material effect on the Company’s financial condition or results of operations.

Note 3.  Securities

The following table sets forth the amortized cost and fair value of securities available-for-sale at the dates indicated (dollars in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2009	Cost	Gains	Losses	Value
Government-Sponsored Enterprises	$3,000	$-	$126	$2,874
Municipal bonds	4,015	140	2	4,153
Mortgage-backed	35,106	1,010	51	36,065
REMICs	33,053	881	2,026	31,908
Corporate debt	3,995	-	2,539	1,456
Equities	49	-	-	49
Total securities available-for-sale	$79,218	$2,031	$4,744	$76,505

December 31, 2008
Government-Sponsored Enterprises	$9,267	$99	$-	$9,366
Mortgage-backed	41,359	708	87	41,980
REMICs	32,590	318	525	32,383
Corporate debt	3,995	-	2,340	1,655
Equities	49	-	-	49
Total securities available-for-sale	$87,260	$1,125	$2,952	$85,433

The amortized cost and fair value of securities at June 30, 2009 by contractual maturity were as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$-	$-
Due from one to five years	2,413	2,413
Due from five to ten years	8,109	8,204
Due after ten years	68,647	65,839
No scheduled maturity	49	49
Total	$79,218	$76,505

The following table presents gross unrealized losses and fair value of securities aggregated by category and length of time that individual securities have been in a continuous loss position at the dates indicated (dollars in thousands).

	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
June 30, 2009	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Government-sponsored enterprises	1	$2,874	$126	-	$-	$-	1	$2,874	$126
Municipal bonds	1	2,004	2	-	-	-	1	2,004	2
Mortgage-backed	26	2,393	50	3	34	1	29	2,427	51

REMICs:
Private label issuer:
Prime fixed and adjustable rate	2	724	98	3	1,091	57	5	1,815	155
Alt-A fixed rate	9	4,497	1,834	1	841	25	10	5,338	1,859
Government-sponsored enterprises	3	1,232	10	1	268	2	4	1,500	12
Total REMICs	14	6,453	1,942	5	2,200	84	19	8,653	2,026

Corporate debt	-	-	-	3	1,456	2,539	3	1,456	2,539
Total securities temporarily impaired	42	$13,724	$2,120	11	$3,690	$2,624	53	$17,414	$4,744

	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
December 31, 2008	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Mortgage-backed	71	$9,052	$86	2	$14	$1	73	$9,066	$87

REMICs:
Private label issuer:
Prime fixed and adjustable rate	3	1,277	137	2	710	185	5	1,987	322
Alt-A fixed rate	1	894	23	-	-	-	1	894	23
Government-sponsored enterprises	7	3,406	180	-	-	-	7	3,406	180
Total REMICs	11	5,577	340	2	710	185	13	6,287	525

Corporate debt	-	-	-	3	1,655	2,340	3	1,655	2,340
Total securities temporarily impaired	82	$14,629	$426	7	$2,379	$2,526	89	$17,008	$2,952

As part of the Company’s review of its available-for-sale securities at December 31, 2008, it was determined that 11 private label mortgage-backed securities for vintages 2005 through 2007 with an unrealized loss of $4.8 million had OTTI. Of these securities, 9 were significantly downgraded by the rating agencies in December 2008 with all but one accorded below investment grade status. In addition to the decrease in fair market value, the underlying assets reflected further deterioration with respect to delinquencies, foreclosures and payment speed which identified a potential loss of principal based on cash flow analysis.

In the second quarter of 2009, the Company adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment, which requires the recognition of credit-related OTTI on debt securities in earnings while noncredit-related OTTI on debt securities not expected to be sold is recognized in accumulated other comprehensive income (“OCI”). FSP FAS 115-2 and FAS No. 124-2 requires the Company to assess whether the credit loss existed by considering whether (a) the Company has the intent to sell the security, (b) it is more likely than not that it will be required to sell the security before recovery, or (c) it does not expect to recover the entire amortized cost basis of the security. The guidance allows the Company to bifurcate the OTTI on securities not expected to be sold or where the entire amortized cost of the security is not expected to be recovered into the components representing credit loss and the component representing loss related to other factors. The portion of the fair value decline attributable to credit loss must be recognized through earnings.

In accordance with the guidance, the Company evaluated the previously recognized $4.8 million of OTTI charges for private label mortgage-backed securities. The Company determined that $3.1 million of the OTTI charges were credit-related and $1.7 million of the OTTI charges were noncredit-related. (To determine the credit related loss, the Company utilized the process as noted in the section on Private Label – REMICS).  Since we do not expect to sell these securities and it is more likely than not that we will not be required to sell the securities before recovery of their amortized cost basis, the Company recorded a $1.1 million increase to retained earnings (net of $584,000 of taxes) and a corresponding decrease to accumulated other comprehensive loss (“OCL”) as the cumulative effect adjustment for the noncredit-related portion at April 1, 2009.

The Company reviews its investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer including any specific events that may influence the operations of the issuer, and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market.

Other Securities – This category includes Government-Sponsored Enterprises (“GSE”), municipal bonds, mortgage-backed and GSE - REMICS. At June 30, 2009, the Company had a total of 35 securities with an unrealized loss of $191,000 in these categories. Of this total, 31 securities with an unrealized loss of $188,000 were in a loss position for less than 12 months. An evaluation of the individual securities was performed whereby we reviewed all credit ratings and noted all remain at investment grade. Additionally, all securities except the municipal bond are issued and backed by a Government-Sponsored Enterprise (“FNMA”, “FHLMC”). The Company believes the unrealized losses are due to changes in market interest rates in the current economic environment. The Company does not intend to sell the securities and it is more likely than not it will not be required to sell the securities before their recovery. The Company expects to recover the entire amortized cost basis of these securities and concluded that there is no OTTI on these securities.

Corporate Debt – At June 30, 2009, the Company had three securities that were in an unrealized loss position for 12 months or greater at an amount of $2.5 million. These securities consist of two pools of insurance company issued preferred trust obligations. These securities were downgraded in the current quarter from their original rating issuance to below investment grade. The lack of liquidity in the market for this type of security, credit rating downgrades and market uncertainties are factors contributing to the unrealized losses on these securities. The following table provides additional information related to our pooled preferred trust obligations at June 30, 2009 (dollars in thousands):

Pool	Class	Tranche	Amortized Cost	Fair Value	Unrealized Loss	S&P / Fitch Rating	Current Number of Insurance Companies	Actual Deferrals and Defaults as a Percent of Current Collateral	Excess Subordination as a Percent of Current Performing Collateral
I-PreTSL 1	Mezzanine	B-3	$1,500	$897	$(603)	B+/BB	18	16.60%	5.72%
I-PreTSL 2	Mezzanine	B-3	2,495	559	(1,936)	B+/BB	29	-	13.04%
			$3,995	$1,456	$(2,539)

These securities are evaluated for OTTI within the scope of EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets, and FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows involves the calculation of the present value of remaining cash flows compared to previously projected cash flows. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit-related OTTI exists. Additionally, reports are reviewed that provide information for the amount of deferral/defaults that would have to occur to prevent the tranche from collecting contractual cash flows (principal and interest).

Based on the analysis performed in addition to that the Company does not expect to sell these securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, the Company concluded that there is no OTTI on these securities.

Private Label – REMICS – At June 30, 2009, the Company had 15 securities with an unrealized loss of $2.0 million of which four securities with an unrealized loss of $82,000 were in a loss position for 12 months or greater and the remaining 11 securities with an unrealized loss of $1.9 million were in a loss position for less than 12 months. The securities consist of the following vintages that range from 2003 - 2007 as noted (dollars in thousands):

	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
June 30, 2009	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Vintage
2003	1	$363	$6	4	$1,932	$82	5	$2,295	$88
2004	1	361	92	-	-	-	1	361	92
2005	1	362	104	-	-	-	1	362	104
2006	6	3,264	1,398	-	-	-	6	3,264	1,398
2007	2	871	332	-	-	-	2	871	332
Total	11	$5,221	$1,932	4	$1,932	$82	15	$7,153	$2,014

The vintages for 2005-2007 represent the majority of the unrealized loss in this category. These vintages are the securities for which we recorded OTTI charges in the prior year. All but one of the securities in this vintage are ALT-A. At June 30, 2009, the credit ratings for 2003-2004 vintages were investment grade and 2005-2007 vintages were below investment grade. The increase in unrealized loss compared to December 31, 2008 was primarily the result of the adoption of FSP FAS 115-2 pursuant to which $1.7 million of previously recognized OTTI was deemed to be noncredit-related loss. OTTI was previously recognized on one security of 2006 vintage and one security of 2007 vintage however, these securities are currently in an unrealized gain position of $320,000 and are not included in the schedule above.

The Company determined credit losses by estimating the cash flows of the individual securities based on the collateral (underlying mortgages) and taking into consideration the transaction structure, which includes any subordination or credit enhancements that exist. The model also required estimates/projections of a number of key assumptions, which include prepayment rates, loss severity and default rates.

To determine estimates for the key assumptions we reviewed the historical performance of each security in the context of the uncertain economic environment. Specific details of the collateral (underlying mortgages) and whether there were any characteristics between securities that could provide insight into future performance were evaluated. Our review of historical performance focused on loss severities, default rates, delinquencies and foreclosure percentages. We reviewed the individual securities and the composition of collateral, which included types of loans (fixed, interest only), term (30 year, 10 year interest only), geographic concentrations (California and Florida), loan-to-value ratios (average 70%), and FICO scores (average 700). Based on this information we were able to compile key assumptions and perform cash modeling to determine potential impairment. These assumptions were utilized in determination of credit losses for adoption of FSP 115-2. We understand these are estimates and are highly subjective. If conditions deteriorate, we may incur additional OTTI. The key base assumptions are as follows and represent the ranges utilized for individual securities.

Key Assumptions	Percentage
Prepayment rate	6 CPR
Loss Severity	39 - 63%
Default	5 - 10.5%

Based on cash flow analysis, and since we do not expect to sell these securities and it is more likely than not that we will not be required to sell the securities before recovery of their amortized cost basis, we concluded there is no additional OTTI on these securities.

FHLB Stock – The Company is a member of the FHLB of Pittsburgh. As a member, the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements in order to obtain low cost products and services offered by the FHLB. Unlike investment securities, FHLB stock does not provide its holders with an opportunity for appreciation because by regulation FHLB stock can only be purchased, redeemed and transferred at par value. At June 30, 2009 and December 31, 2008, the Company’s FHLB stock totaled $6.9 million.

The Company evaluates impairment in FHLB stock when certain conditions warrant further consideration. In December 2008, the FHLB voluntarily suspended dividend payments on its stock as well as the repurchase of excess stock from members. The FHLB stated that this was due to a reduction in core earnings and concern over the FHLB’s capital position. After evaluating such factors as the capital adequacy of the FHLB, its overall operating performance and the FHLB’s liquidity and funding position, the Company concluded that the par value was ultimately recoverable and no impairment charge was recognized at June 30, 2009.

Note 4.  Loans

The following table sets forth the composition of our loan portfolio at the dates indicated.

	June 30, 2009		December 31, 2008
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate-mortgage:
One-to-four family residential	$155,563	64.9%	$155,871	65.7%
Multi-family	11,054	4.6	10,946	4.6
Commercial	29,502	12.3	24,301	10.3
Total real estate-mortgage	196,119	81.8	191,118	80.6

Real estate-construction:
Residential	5,646	2.4	9,833	4.2
Commercial	3,443	1.4	3,443	1.5
Total real estate-construction	9,089	3.8	13,276	5.7

Consumer:
Home equity	23,736	9.9	22,344	9.4
Loans on savings accounts	900	0.4	886	0.4
Home improvement	200	0.1	233	0.1
Other	509	0.2	588	0.2
Total consumer	25,345	10.6	24,051	10.1

Commercial business	9,163	3.8	8,474	3.6
Total loans	$239,716	100.0%	$236,919	100.0%

Net premiums on loans purchased	117		120
Net deferred loan costs	806		850
Loans in process	(2,144)		(5,899)
Allowance for loan losses	(2,147)		(1,806)
Loans, net	$236,348		$230,184

Nonperforming Assets.  The following table provides information with respect to our nonperforming assets at the dates indicated.

	June 30,	December 31,
(Dollars in thousands)	2009	2008
Nonaccrual loans:
Real estate - mortgage	$1,636	$632
Consumer	113	4
Total	1,749	636

Accruing loans past due 90 days or more	-	-
Total of nonaccrual and 90 days or more
past due loans (nonperforming loans)	1,749	636
Real estate owned	306	295
Total nonperforming assets	$2,055	$931

Troubled debt restructurings	-	-
Troubled debt restructurings and total
nonperforming assets	$2,055	$931

Total nonperforming loans to total loans	0.73%	0.27%
Total nonperforming assets to total assets	0.59	0.27

The increase in nonaccrual loans at June 30, 2009 is primarily related to two multi-family mortgage loans in our purchased secondary market mortgage portfolio with a carrying value of $765,000.

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

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
(Dollars in thousands)	2009	2008	2009	2008	2008
Allowance at beginning of period	$1,953	$1,345	$1,806	$1,457	$1,457
Provision for loan losses	230	220	390	279	878
Charge-offs	(36)	(49)	(50)	(220)	(529)
Recoveries	-	-	1	-	-
Net charge-offs	(36)	(49)	(49)	(220)	(529)
Allowance at end of period	$2,147	$1,516	$2,147	$1,516	$1,806

Note 5.  Deposits

The following table sets forth the balances of our deposit products at the dates indicated.

	June 30, 2009		December 31, 2008
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$14,460	7.9%	$12,005	6.9%
Interest-bearing demand deposits	13,112	7.1	11,336	6.6
Savings accounts	22,769	12.4	22,477	13.0
Money market accounts	49,683	27.0	43,873	25.4
Certificates of deposit	83,900	45.6	83,113	48.1
Total deposits	$183,924	100.0%	$172,804	100.0%

Note 6.  Borrowings

We utilize borrowings as a supplemental source of funds for loans and securities.  The primary source of borrowings are FHLB advances and, to a limited extent, repurchase agreements. The following table sets forth borrowings based on their stated maturities and weighted average rates for the periods indicated.

	June 30, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Due in one year or less	$20,080	4.64%	$33,739	3.39%
Due in one to two years	32,566	3.75	25,950	4.20
Due in two to three years	8,051	4.26	23,215	3.57
Due in three to four years	24,554	4.30	22,803	4.53
Due in four to five years	28,016	3.54	23,703	3.68
Due after five years	3,000	5.13	3,000	5.13
Total	$116,267	4.04%	$132,410	3.87%

The following table sets forth information concerning our borrowings for the periods indicated.

	Six Months	Year
	Ended	Ended
	June 30,	December 31,
(Dollars in thousands)	2009	2008
Maximum amount outstanding at any month end
during the period	$127,559	$135,337
Average amounts outstanding during the period	122,821	120,704
Weighted average rate during the period	3.93%	3.99%

Note 7.  Earnings Per Share

Basic earnings per common share is calculated by dividing FedFirst Financial’s net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Common stock equivalents include restricted stock awards and stock options. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. There were no dilution from stock options or awards for the three or six months ended June 30, 2009. Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2009	2008	2009	2008

Net income of FedFirst Financial Corporation	$48	$65	$367	$333
Weighted-average shares outstanding:
Basic	6,078,615	5,995,088	6,076,000	5,983,500
Effect of dilutive stock options and
restrictive stock awards	-	-	-	-
Diluted	6,078,615	5,995,088	6,076,000	5,983,500

Earnings per share:
Basic and diluted	$0.01	$0.01	$0.06	$0.06

Note 8.  Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of June 30, 2009 and December 31, 2008 and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to June 30, 2009 and December 31, 2008 may be different than the amounts reported at each period end.

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

At June 30, 2009, Level 3 includes 11 securities totaling $3.1 million. This balance is comprised of eight mortgage-backed securities at $1.6 million and three corporate debt securities at $1.5 million, which are pooled trust preferred insurance corporation term obligations. The mortgage-backed securities, which were AAA rated at purchase, do not have an active market and as such the Company has used an alternative method to determine the fair value of these securities. The fair value has been determined using a discounted cash flow model using market assumptions, which generally include cash flow, collateral and other market assumptions. The corporate debt securities, which were rated A at purchase and recently downgraded to B+, could not be priced using quoted market prices, observable market activity or comparable trades, and the financial market was considered not active. The trust preferred market has been severely impacted by the lack of liquidity in the credit markets and concern over the financial services industry. Fair values for trust preferred securities were obtained from pricing sources with reasonable pricing transparency, taking into account other unobservable inputs related to the risks for each issuer. The pooled trust preferred corporate term obligations owned are collateralized by the trust preferred securities of insurance companies in the U.S. There has been little or no active trading in these securities; therefore it was more appropriate to determine fair value using a discounted cash flow analysis. Determining the appropriate discount rate for the discounted cash flow analysis combined current and observable market spreads for comparable structured credit products with specific risks identified within each issue. The observable market spreads incorporated both credit and liquidity premiums.

The following tables set forth the fair value hierarchy of securities at June 30, 2009 and December 31, 2008.

(Dollars in thousands)	June 30, 2009	December 31, 2008
Significant other observable inputs (Level 2)	$73,363	$80,062
Significant unobservable inputs (Level 3)	3,142	5,371
Total securities	$76,505	$85,433

	Significant
	Unobservable Inputs
(Dollars in thousands)	(Level 3)
December 31, 2007	$6,390
Total unrealized losses	(2,199)
Paydowns and maturities	(307)
Net transfers in of level 3	1,487
December 31, 2008	$5,371
Total unrealized losses	(109)
Paydowns and maturities	(330)
Net transfers out of level 3	(1,790)
June 30, 2009	$3,142

(Dollars in thousands)	June 30, 2009	December 31, 2008
The amount of total unrealized losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized losses relating to assets still held at period indicated	$(109)	$(2,199)

At June 30, 2009, net transfers out of level 3 related to one security whose fair value could be derived based on market corroborated data.

The following presents the fair value of financial instruments. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be sustained by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. In addition, the following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008.

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

Commitments to Extend Credit

These financial instruments are generally not subject to sale and estimated fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure purposes. The contractual amounts of unfunded commitments are presented in the Liquidity and Capital Management section of Item 2 in this report.

The following table sets forth the carrying amount and estimated fair value of financial instruments.

(Dollars in thousands)	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$7,571	$7,571	$7,847	$7,847
Securities	76,505	76,505	85,433	85,433
Loans, net	236,348	241,682	230,184	235,331
FHLB stock	6,901	6,901	6,901	6,901
Accrued interest receivable	1,516	1,516	1,652	1,652

Financial liabilities:
Deposits	183,924	185,328	172,804	174,565
Borrowings	116,267	119,271	132,410	135,740
Accrued interest payable	935	935	1,289	1,289

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

Following is a table of selected financial data for the Company's subsidiaries and consolidated results for the dates indicated.

(Dollars in thousands)	First Federal Savings Bank	Exchange Underwriters, Inc.	Other	Net Eliminations	Consolidated

June 30, 2009
Assets	$345,843	$1,419	$39,375	$(40,927)	$345,710
Liabilities	310,565	662	43	(6,038)	305,232
Stockholders' equity	35,278	757	39,332	(34,889)	40,478

December 31, 2008
Assets	$350,517	$1,338	$39,346	$(41,440)	$349,761
Liabilities	316,262	489	45	(6,459)	310,337
Stockholders' equity	34,255	849	39,301	(34,981)	39,424

Three Months Ended June 30, 2009
Total interest income	$4,480	$4	$30	$(30)	$4,484
Total interest expense	2,248	-	-	(30)	2,218
Net interest income	2,232	4	30	-	2,266
Provision for loan losses	230	-	-	-	230
Net interest income after provision for loan losses	2,002	4	30	-	2,036
Noninterest income	386	595	-	(94)	887
Noninterest expense	2,309	432	70	-	2,811
Undistributed net loss of subsidiary	95	-	-	(95)	-
Income (loss) before income tax expense (benefit) and
noncontrolling interest in net income of consolidated subsidiary	174	167	(40)	(189)	112
Income tax expense (benefit)	(13)	72	(14)	-	45
Net income (loss) before noncontrolling interest in net
income of consolidated subsidiary	187	95	(26)	(189)	67
Less: Noncontrolling interest in net income of consolidated subsidiary	19	-	-	-	19
Net income (loss)	$168	$95	$(26)	$(189)	$48

Six Months Ended June 30, 2009
Total interest income	$9,044	$10	$59	$(59)	$9,054
Total interest expense	4,627	-	-	(59)	4,568
Net interest income	4,417	10	59	-	4,486
Provision for loan losses	390	-	-	-	390
Net interest income after provision for loan losses	4,027	10	59	-	4,096
Noninterest income	787	1,296	-	(283)	1,800
Noninterest expense	4,271	814	124	-	5,209
Undistributed net loss of subsidiary	284	-	-	(284)	-
Income (loss) before income tax expense (benefit) and
noncontrolling interest in net income of consolidated subsidiary	827	492	(65)	(567)	687
Income tax expense (benefit)	71	208	(16)	-	263
Net income (loss) before noncontrolling interest in net
income of consolidated subsidiary	756	284	(49)	(567)	424
Less: Noncontrolling interest in net income of consolidated subsidiary	57	-	-	-	57
Net income (loss)	$699	$284	$(49)	$(567)	$367

(Dollars in thousands) Three Months Ended June 30, 2008	First Federal Savings Bank	Exchange Underwriters, Inc.	Other	Net Eliminations	Consolidated
Total interest income	$4,348	$7	$32	$(32)	$4,355
Total interest expense	2,388	-	-	(32)	2,356
Net interest income	1,960	7	32	-	1,999
Provision for loan losses	220	-	-	-	220
Net interest income after provision for loan losses	1,740	7	32	-	1,779
Noninterest income	257	393	-	(61)	589
Noninterest expense	1,890	291	55	-	2,236
Undistributed net loss of subsidiary	61	-	-	(61)	-
Income (loss) before income tax expense (benefit) and
noncontrolling interest in net income of consolidated subsidiary	168	109	(23)	(122)	132
Income tax expense (benefit)	12	48	(6)	-	54
Net income (loss) before noncontrolling interest in net
income of consolidated subsidiary	156	61	(17)	(122)	78
Less: Noncontrolling interest in net income of consolidated subsidiary	13	-	-	-	13
Net income (loss)	$143	$61	$(17)	$(122)	$65

Six Months Ended June 30, 2008
Total interest income	$8,644	$17	$272	$(272)	$8,661
Total interest expense	4,845	-	-	(63)	4,782
Net interest income	3,799	17	272	(209)	3,879
Provision for loan losses	279	-	-	-	279
Net interest income after provision for loan losses	3,520	17	272	(209)	3,600
Noninterest income	799	1,113	-	(278)	1,634
Noninterest expense	3,827	649	114	-	4,590
Undistributed net loss of subsidiary	278	-	-	(278)	-
Income (loss) before income tax expense (benefit) and
noncontrolling interest in net income of consolidated subsidiary	770	481	158	(765)	644
Income tax expense (benefit)	66	203	(14)	-	255
Net income (loss) before noncontrolling interest in net
income of consolidated subsidiary	704	278	172	(765)	389
Less: Noncontrolling interest in net income of consolidated subsidiary	56	-	-	-	56
Net income (loss)	$648	$278	$172	$(765)	$333

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

We operate as a community-oriented financial institution offering residential, multi-family and commercial mortgages, consumer loans and commercial business loans as well as a variety of deposit products for individuals and businesses from nine locations in southwestern Pennsylvania. We conduct insurance brokerage activities through Exchange Underwriters, Inc., an 80%-owned subsidiary. In March 2009, Exchange Underwriters, Inc. expanded its operation through the acquisition of the Allsurance Insurance Agency, which is a full service independent insurance agency that offers life, health and property and casualty insurance for individuals and small businesses. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

Balance Sheet Analysis

Assets.  Total assets at June 30, 2009 were $345.7 million, a decrease of $4.1 million, or 1.2%, from total assets of $349.8 million at December 31, 2008.

Securities available-for-sale decreased $8.9 million, or 10.5%, to $76.5 million at June 30, 2009 compared to $85.4 million at December 31, 2008. The decrease is primarily the result of $9.3 million of calls on Government-Sponsored Enterprise securities, $7.4 million of paydowns, and $4.1 million of sales of mortgage-backed securities, which was partially offset by the purchase of $11.0 million of Government-Sponsored Enterprises, municipal bonds, and mortgage-backed securities. In addition, the securities portfolio reflects an unrealized loss of $2.7 million at June 30, 2009, primarily from corporate debt securities and private-label mortgage backed securities, compared to $1.8 million at December 31, 2008. Upon adoption of FSP FAS 115-2 in the second quarter of 2009, the Company determined that $3.1 million of the previously recognized $4.8 million OTTI charges on private label mortgage-backed securities was credit related and $1.7 million was non-credit related. As a result, the book value of the portfolio increased $1.7 million for the noncredit loss portion which was reclassified as a fair market value adjustment through accumulated OCL.

Loans, net, increased $6.2 million, or 2.7%, to $236.3 million at June 30, 2009 compared to $230.2 million at December 31, 2008. The increase was primarily the result of growth in commercial real estate, home equity and commercial business loans, partially offset by paydowns and payoffs on one-to-four family residential real estate loans.

Liabilities.  Total liabilities at June 30, 2009 were $305.2 million, compared to $310.3 million at December 31, 2008, a decrease of $5.1 million, or 1.6%.

Total deposits increased $11.1 million, or 6.4%, to $183.9 million at June 30, 2009 compared to $172.8 million at December 31, 2008. The increase in deposits was primarily in money market and noninterest-bearing and interest-bearing demand deposits. Money market account growth was due to the marketing of promotional rates.

Borrowings decreased $16.1 million, or 12.2%, to $116.3 million at June 30, 2009 compared to $132.4 million at December 31, 2008. Funds generated through deposit growth and security related transactions were used to reduce borrowings.

Stockholders’ Equity.  Stockholders’ equity was $40.5 million at June 30, 2009, an increase of $1.1 million from December 31, 2008. As a result of adopting FSP FAS 115-2, a $1.1 million increase to retained earnings (net of $584,000 of taxes) and a corresponding increase to accumulated OCL were recorded as the cumulative effect adjustment for the noncredit-related portion of OTTI losses previously recognized in earnings. Excluding the effect of applying FSP FAS 115-2, there was a $593,000 decrease in the unrealized loss position of the securities portfolio, net of tax. In addition, the Company had $367,000 in net income for the six months ended June 30, 2009.

Results of Operations for the Three Months Ended June 30, 2009 and 2008

Overview.  The Company had net income of $48,000 for the three months ended June 30, 2009, compared to $65,000 for the same period in 2008.

	Three Months Ended
	June 30,
(Dollars in thousands)	2009	2008
Net income of FedFirst Financial Corporation	$48	$65
Return on average assets	0.06%	0.08%
Return on average equity	0.47	0.61
Average equity to average assets	11.71	12.83

Net Interest Income. Net interest income for the three months ended June 30, 2009 increased $267,000 to $2.3 million compared to the three months ended June 30, 2008. Interest rate spread and net interest margin were 2.45% and 2.79%, respectively, for the three months ended June 30, 2009 compared to 2.10% and 2.55%, respectively, for the three months ended June 30, 2008. The improvement in interest rate spread and net interest margin is primarily attributed to the growth in the loan portfolio coupled with lower costs on deposits.

Interest income increased $129,000, or 3.0%, to $4.5 million for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 due to an increase of $10.6 million in the average balance of interest-earning assets. Interest income on loans increased $476,000 due to an increase of $33.2 million in the average balance, primarily driven by increases in one-to-four family residential real estate, commercial real estate, home equity, and commercial business loans. Interest income on securities decreased $271,000 due to a decrease of $18.0 million in the average balance, primarily from calls, paydowns, and sales of Government-sponsored agencies and mortgage-backed securities. Interest income on other interest-earning assets decreased $76,000 due to the FHLB suspending dividend payments on its capital stock.

Interest expense decreased $138,000, or 5.9%, to $2.2 million for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 due to a decrease of 37 basis points in cost, partially offset by an increase of $15.6 million in the average balance of interest-bearing liabilities. Interest expense on deposits decreased $201,000 due to a decrease of 66 basis points in cost, primarily related to the repricing of money market accounts and maturing certificates of deposits at lower rates, partially offset by an increase of $10.2 million in the average balance, primarily in money market accounts. Interest expense on borrowings increased $63,000 due to an increase of $5.4 million in the average balance to fund loan growth.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented and are expressed in annualized rates.

	Three Months Ended June 30,
	2009			2008
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans, net (1)(2)	$233,155	$3,377	5.79%	$199,979	$2,901	5.80%
Securities (3)	83,906	1,102	5.25	101,883	1,373	5.39
Other interest-earning assets	7,282	5	0.27	11,914	81	2.72
Total interest-earning assets	324,343	$4,484	5.53	313,776	$4,355	5.55
Noninterest-earning assets	24,551			18,150
Total assets	$348,894			$331,926

Liabilities and
Stockholders' equity:
Interest-bearing liablities:
Interest-bearing
demand deposits	$12,988	$10	0.31%	$11,931	$14	0.47%
Savings accounts	23,015	29	0.50	23,582	44	0.75
Money market accounts	48,053	253	2.11	27,745	217	3.13
Certificates of deposit	85,020	738	3.47	95,637	956	4.00
Total interest-bearing deposits	169,076	1,030	2.44	158,895	1,231	3.10

Borrowings	119,426	1,188	3.98	114,001	1,125	3.95
Total interest-bearing liabilities	288,502	2,218	3.08	272,896	2,356	3.45

Noninterest-bearing liabilities	19,534			16,438
Total liabilities	308,036			289,334

Stockholders' equity	40,858			42,592
Total liabilities and
stockholders' equity	$348,894			$331,926

Net interest income		$2,266			$1,999

Interest rate spread (4)			2.45%			2.10%
Net interest margin (5)			2.79			2.55
Average interest-earning
assets to average
interest-bearing liablities			112.42%			114.98%

(1)	Amount is net of deferred loan costs, loans in process and allowance for loan losses.
(2)	Amount includes nonaccrual loans in average balances only.
(3)	Amount does not include effect of unrealized gain (loss) on securities available-for-sale.
(4)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Three Months Ended June 30, 2009
	Compared To
	Three Months Ended June 30, 2008
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest and dividend income:
Loans, net	$481	$(5)	$476
Securities	(236)	(35)	(271)
Other interest-earning assets	(23)	(53)	(76)
Total interest-earning assets	222	(93)	129

Interest expense:
Deposits	75	(276)	(201)
Borrowings	54	9	63
Total interest-bearing liablities	129	(267)	(138)
Change in net interest income	$93	$174	$267

Provision for Loan Losses.  The provision for loan losses was $230,000 for the three months ended June 30, 2009 compared to $220,000 for the three months ended June 30, 2008. The increase in the provision is primarily related to growth and composition of the loan portfolio, predominantly in commercial real estate and business, one-to-four family residential, and home equity loans. Current conditions in the housing and credit markets and an increase in nonperforming loans also contributed to the increase in the provision. Charge-offs declined to $36,000 for the three months ended June 30, 2009 compared to $49,000 for the three months ended June 30, 2008.

Noninterest Income.  Noninterest income increased $298,000, or 50.6%, to $887,000 for the three months ended June 30, 2009 compared to $589,000 for the three months ended June 30, 2008. The increase is primarily attributable to an increase in insurance commissions from commercial lines and the acquisition of Allsurance Insurance Agency in March 2009.  In addition, we recognized a gain of $73,000 on the sale of securities in the current period.

Noninterest Expense.  The following table summarizes noninterest expense for the periods indicated.

	Three Months Ended
	June 30,
(Dollars in thousands)	2009	2008
Compensation and employee benefits	$1,480	$1,312
Occupancy	344	318
FDIC insurance premiums	339	5
Data processing	110	105
Professional services	181	141
Advertising	31	38
Stationary, printing and supplies	32	30
Telephone	16	15
Postage	35	33
Correspondent bank fees	43	36
All other	200	203
Total noninterest expense	$2,811	$2,236

Noninterest expense increased $575,000, or 25.7%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, due to an increase in FDIC insurance premiums. In the current period, the FDIC imposed an industry-wide special five basis point assessment to cover losses in the Deposit Insurance Fund. The Company accrued $156,000 for its portion of the special assessment.  Increased premiums were also the result of a change in the assessment calculation and the Company’s depletion of credits that were available to offset premiums. Compensation and employee benefits increased in the current period primarily due to greater health care costs and the hiring of additional employees related to the Allsurance acquisition.

Income Tax Expense.  Income tax expense for the three months ended June 30, 2009 was $45,000 compared to $54,000 for the same period in 2008.

Results of Operations for the Six Months Ended June 30, 2009 and 2008

Overview.  The Company had net income of $367,000 for the six months ended June 30, 2009 compared to $333,000 for the six months ended June 30, 2008.

	Six Months Ended
	June 30,
(Dollars in thousands)	2009	2008
Net income of FedFirst Financial Corporation	$367	$333
Return on average assets	0.21%	0.20%
Return on average equity	1.82	1.55
Average equity to average assets	11.56	13.18

Net Interest Income. Net interest income for the six months ended June 30, 2009 increased $607,000 to $4.5 million compared to $3.9 million for the six months ended June 30, 2008. Interest rate spread and net interest margin were 2.44% and 2.77%, respectively, for the six months ended June 30, 2009 compared to 2.05% and 2.53%, respectively, for the six months ended June 30, 2008. The improvement in interest rate spread and net interest margin is primarily attributed to growth in the loan portfolio coupled with lower costs on deposits.

Interest income increased $393,000, or 4.5%, to $9.1 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 due to an increase in the average balance of interest-earning assets of $16.7 million. Interest income on loans increased $1.0 million due to increases of $36.3 million in the average balance, primarily driven by increases in one-to-four family residential real estate, commercial real estate, home equity, and commercial business loans. Interest income on securities decreased $448,000 due to a decrease of $15.0 million in the average balance, primarily due to the sale and call of Government-Sponsored Enterprises and mortgage-backed securities. Interest income on other interest-earning assets decreased $172,000 primarily due to the FHLB suspending dividend payments on its capital stock.

Interest expense decreased $214,000, or 4.5%, to $4.6 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 due to a decrease of 44 basis points in cost, partially offset by an increase of $23.0 million in the average balance of interest-bearing liabilities. Interest expense on deposits decreased $385,000 due to a decrease of 69 basis points in cost partially offset by an increase of $11.7 million in the average balance. The increase in average balances was primarily related to the marketing of competitive rates on our performance money market deposit accounts. Interest expense on borrowings increased $171,000 due to an increase of $11.3 million in the average balance partially offset by a decrease of 9 basis points in cost. The Company has utilized borrowings to fund loan growth.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented and are expressed in annualized rates.

	Six Months Ended June 30,
	2009			2008
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans, net (1)(2)	$231,609	$6,732	5.81%	$195,321	$5,719	5.86%
Securities (3)	85,274	2,311	5.42	100,308	2,759	5.50
Other interest-earning assets	6,889	11	0.32	11,411	183	3.21
Total interest-earning assets	323,772	$9,054	5.59	307,040	$8,661	5.64
Noninterest-earning assets	25,336			18,721
Total assets	$349,108			$325,761

Liabilities and
Stockholders' equity:
Interest-bearing liablities:
Interest-bearing
demand deposits	$12,493	$24	0.38%	$11,915	$28	0.47%
Savings accounts	22,837	70	0.61	23,347	95	0.81
Money market accounts	46,645	554	2.38	21,507	344	3.20
Certificates of deposit	84,932	1,506	3.55	98,400	2,072	4.21
Total interest-bearing deposits	166,907	2,154	2.58	155,169	2,539	3.27

Borrowings	122,821	2,414	3.93	111,534	2,243	4.02
Total interest-bearing liabilities	289,728	4,568	3.15	266,703	4,782	3.59

Noninterest-bearing liabilities	19,026			16,126
Total liabilities	308,754			282,829

Stockholders' equity:	40,354			42,932
Total liabilities and
stockholders' equity	$349,108			$325,761

Net interest income		$4,486			$3,879

Interest rate spread (4)			2.44%			2.05%
Net interest margin (5)			2.77			2.53
Average interest-earning
assets to average
interest-bearing liablities			111.75%			115.12%

(1)	Amount is net of deferred loan costs, loans in process and allowance for loan losses.
(2)	Amount includes nonaccrual loans in average balances only.
(3)	Amount does not include effect of unrealized gain (loss) on securities available-for-sale.
(4)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30, 2009
	Compared To
	Six Months Ended June 30, 2008
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest and dividend income:
Loans, net	$1,062	$(49)	$1,013
Securities	(409)	(39)	(448)
Other interest-earning assets	(52)	(120)	(172)
Total interest-earning assets	601	(208)	393

Interest expense:
Deposits	181	(566)	(385)
Borrowings	222	(51)	171
Total interest-bearing liablities	403	(617)	(214)
Change in net interest income	$198	$409	$607

Provision for Loan Losses.  The provision for loan losses was $390,000 for the six months ended June 30, 2009 compared to $279,000 for the six months ended June 30, 2008. The increase in the provision is primarily related to growth and composition of the loan portfolio, predominantly in commercial real estate and business, one-to-four family residential, and home equity loans. Current conditions in the housing and credit markets and an increase in nonperforming loans also contributed to the increase in the provision. Charge-offs declined to $50,000 for the six months ended June 30, 2009 compared to $220,000 for the six months ended June 30, 2008.

Noninterest Income.  Noninterest income increased $166,000 to $1.8 million for the six months ended June 30, 2009 compared to $1.6 for the six months ended June 30, 2008. The increase was primarily attributable to a $183,000 increase in insurance commissions compared to the prior period.

Noninterest Expense.  The following table summarizes noninterest expense for the periods indicated.

	Six Months Ended
	June 30,
(Dollars in thousands)	2009	2008
Compensation and employee benefits	$2,938	$2,774
Occupancy	698	659
FDIC insurance premiums	348	11
Data processing	217	211
Professional services	312	270
Advertising	75	70
Stationary, printing and supplies	67	58
Telephone	30	31
Postage	71	71
Correspondent bank fees	85	79
All other	368	356
Total noninterest expense	$5,209	$4,590

Noninterest expense increased $619,000, or 13.5%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to an increase in FDIC insurance premiums. In the current period, the FDIC imposed an industry-wide special five basis point assessment to cover losses in the Deposit Insurance Fund. The Company accrued $156,000 for its portion of the special assessment. Increased premiums were also the result of a change in the assessment calculation and the Company’s depletion of credits that were available to offset premiums. In addition, compensation expense increased due to an increase in health care cost and additional personnel from the acquisition of Allsurance Insurance Agency.

Income Tax Expense.  Income tax expense for the six months ended June 30, 2009 was $263,000 compared to $255,000 for the same period in 2008.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2009, cash and cash equivalents totaled $7.6 million. At June 30, 2009, securities classified as available-for-sale totaled $76.5 million, which provides an additional source of liquidity. In addition, at June 30, 2009, the maximum remaining borrowing capacity at the FHLB of Pittsburgh was approximately $98.2 million.

Certificates of deposit due within one year of June 30, 2009 totaled $44.6 million, or 53.1% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds including other certificates of deposit and borrowings. We believe, however, based on past experience, that a significant portion of our maturing certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table summarizes the Company’s commitments at the date indicated.

June 30,
(Dollars in thousands)	2009
Loans in process	$2,144
Unused revolving lines of credit	3,227
Unused commercial business lines of credit	3,523
One-to-four family residential commitments	3,142
Consumer commitments	979
Total commitments outstanding	$13,015

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2009, we exceeded all of our regulatory capital requirements and are considered “well capitalized” under regulatory guidelines. After careful analysis, we determined that existing capital is sufficient to meet anticipated needs and that it would not be in the best interests of shareholders to participate in the Capital Purchase Program conducted through the United States Treasury Department as part of the Troubled Asset Relief Program.

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

For the six months ended June 30, 2009, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as the registrant is a smaller reporting company.

Item 4T.  Controls and Procedures.

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

There has been no change in FedFirst Financial’s internal control over financial reporting during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, FedFirst Financial’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

Proposed regulatory reform may have a material impact on our operations.

On June 17, 2009, the Obama Administration published a comprehensive regulatory reform plan that is intended to modernize and protect the integrity of the United States financial system. The President’s plan contains several elements that would have a direct effect on FedFirst Financial and First Federal. Under the reform plan, the federal thrift charter and the Office of Thrift Supervision would be eliminated and all companies that control an insured depository institution must register as a bank holding company. Draft legislation would require First Federal to become a national bank or adopt a state charter. Registration as a bank holding company would represent a significant change, as there currently exist significant differences between savings and loan holding company and bank holding company supervision and regulation. For example, the Federal Reserve imposes leverage and risk-based capital requirements on bank holding companies whereas the Office of Thrift Supervision does not impose any capital requirements on savings and loan holding companies. The reform plan also proposes the creation of a new federal agency, the Consumer Financial Protection Agency, that would be dedicated to protecting consumers in the financial products and services market. The creation of this agency could result in new regulatory requirements and raise the cost of regulatory compliance. In addition, legislation stemming from the reform plan could require changes in regulatory capital requirements, loan loss provisioning practices, and compensation practices. If implemented, the foregoing regulatory reforms may have a material impact on our operations. However, because the legislation needed to implement the President’s reform plan has not been introduced, and because the final legislation may differ significantly from the legislation proposed by the Administration, we cannot determine the specific impact of regulatory reform at this time.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described above and in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any shares of its common stock during the three months ended June 30, 2009 and does not have any outstanding stock repurchase programs.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of FedFirst Financial Corporation was held on May 21, 2009.  Proxies were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to the Company’s solicitations.

The following nominee proposed by the Board of Directors was elected as Director for a three-year term expiring at the 2012 Annual Meeting:

Nominees	Votes For	Votes Withheld
Patrick G. O’Brien	5,299,869	99,881

A vote was taken on a proposal to ratify the appointment by the Board of Directors of the firm of Beard Miller Company LLP as independent registered public accountants of FedFirst Financial Corporation for the fiscal year ending December 31, 2009 with the results as follows:

Summary of Votes	Number of Shares	Percent of Shares Represented at the Meeting and Entitled to Vote
For	5,377,518	99.59%
Against	21,833	0.40%
Abstain	399	0.01%

Item 5.  Other Information.

None.

Item 6.  Exhibits.

3.1	Amended and Restated Charter of FedFirst Financial Corporation (1)

3.2	Amended and Restated Bylaws of FedFirst Financial Corporation (2)

4.0	Specimen Stock Certificate of FedFirst Financial Corporation (1)

10.1	Amendment to the Employment Agreement between First Federal Savings Bank, FedFirst Financial Corporation and Patrick G. O’Brien, effective May 21, 2009 (3)

10.2	Consulting Agreement between FedFirst Financial Corporation, First Federal Savings Bank and John G. Robinson, effective May 22, 2009 (3)

10.3	Amendment to the Employment Agreement between First Federal Savings Bank, FedFirst Financial Corporation and Robert C. Barry, Jr., effective June 1, 2009 (3)

10.4	Amendment to the Employment Agreement between First Federal Savings Bank, FedFirst Financial Corporation and Robert C. Barry, Jr., effective December 23, 2008 (3)

31.1	Rule 13a-14 (a) / 15d-14 (a) Certification (President and Chief Executive Officer)

31.2	Rule 13a-14 (a) / 15d-14 (a) Certification (Chief Financial Officer)

32.1	Certification of Patrick G. O’Brien pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Robert C. Barry Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Exhibits to the Registration Statement on Form SB-2, and amendments thereto, initially filed on December 17, 2004, Registration No. 333-121405.
(2)	Incorporated herein by reference to the Exhibits to FedFirst Financial Corporation’s Form 10-K filed on March 16, 2009.
(3)	Management contract or compensation plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDFIRST FINANCIAL CORPORATION
(Registrant)

Date:	August 13, 2009	/s/ Patrick G. O’Brien
Patrick G. O’Brien
President and Chief Executive Officer

Date:	August 13, 2009	/s/ Robert C. Barry Jr.
Robert C. Barry Jr.
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Chief Accounting Officer)