Form 10-Q
period 2009-09-30
FedFirst Financial CORP
filed 2009-11-13
CIK 1308017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 13, 2009, the issuer had 6,326,472 shares of common stock outstanding.

FORM 10-Q

INDEX

Page

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.	1

Consolidated Statements of Financial Condition at September 30, 2009 (Unaudited) and December 31, 2008	1

Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2009 and 2008	2

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the Nine Months Ended September 30, 2009 and 2008 (Unaudited)	3

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 (Unaudited)	5

Notes to the Unaudited Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	34

Item 4T. Controls and Procedures.	35

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.	35

Item 1A. Risk Factors.	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	36

Item 3. Defaults Upon Senior Securities.	36

Item 4. Submission of Matters to a Vote of Security Holders.	36

Item 5. Other Information.	36

Item 6. Exhibits.	37

SIGNATURES	38

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2009	2008
(Dollars in thousands, except share data)	(UNAUDITED)
Assets:

Cash and cash equivalents:
Cash and due from banks	$1,560	$2,224
Interest-earning deposits	4,703	5,623
Total cash and cash equivalents	6,263	7,847

Securities available-for-sale	81,943	85,433
Loans, net	241,001	230,184
Federal Home Loan Bank ("FHLB") stock, at cost	6,901	6,901
Accrued interest receivable - loans	1,144	1,147
Accrued interest receivable - securities	452	505
Premises and equipment, net	2,523	2,735
Bank-owned life insurance	7,641	7,431
Goodwill	1,080	1,080
Real estate owned	386	295
Deferred tax assets	3,595	4,930
Other assets	694	1,273
Total assets	$353,623	$349,761

Liabilities and Stockholders' Equity:

Deposits:
Noninterest-bearing	14,583	12,005
Interest-bearing	173,871	160,799
Total deposits	188,454	172,804

Borrowings	118,773	132,410
Advance payments by borrowers for taxes and insurance	241	474
Accrued interest payable - deposits	440	743
Accrued interest payable - borrowings	437	546
Other liabilities	3,306	3,360
Total liabilities	311,651	310,337

Stockholders' equity
FedFirst Financial Corporation stockholders' equity:
Preferred stock $0.01 par value; 10,000,000 shares authorized; none issued	-	-
Common stock $0.01 par value; 20,000,000 shares authorized; 6,707,500 shares
issued and 6,326,472 and 6,351,775 shares outstanding	67	67
Additional paid-in-capital	29,511	29,291
Retained earnings - substantially restricted	17,534	15,930
Accumulated other comprehensive loss, net of deferred taxes of
$(220) and $(716)	(341)	(1,111)
Unearned Employee Stock Ownership Plan ("ESOP")	(1,771)	(1,901)
Common stock held in treasury, at cost (381,028 and 355,725 shares)	(3,113)	(2,955)
Total FedFirst Financial Corporation stockholders' equity	41,887	39,321
Noncontrolling interest in subsidiary	85	103
Total stockholders' equity	41,972	39,424
Total liabilities and stockholders' equity	$353,623	$349,761

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(Dollars in thousands, except per share data)	2009	2008	2009	2008

Interest income:
Loans	$3,494	$3,218	$10,226	$8,937
Securities	1,012	1,315	3,323	4,074
Other interest-earning assets	3	69	14	252
Total interest income	4,509	4,602	13,563	13,263

Interest expense:
Deposits	987	1,149	3,141	3,688
Borrowings	1,109	1,273	3,523	3,516
Total interest expense	2,096	2,422	6,664	7,204
Net interest income	2,413	2,180	6,899	6,059

Provision for loan losses	300	260	690	539
Net interest income after provision for loan losses	2,113	1,920	6,209	5,520

Noninterest income:
Fees and service charges	147	132	413	352
Insurance commissions	482	373	1,778	1,486
Income from bank-owned life insurance	71	67	216	203
Net gain on sales of available-for-sale securities	-	-	73	156
Gain on sales of real estate owned	-	3	9	-
Other	6	7	17	19
Total noninterest income	706	582	2,506	2,216

Noninterest expense:
Compensation and employee benefits	1,471	1,373	4,393	4,147
Occupancy	359	328	1,057	987
FDIC insurance premiums	111	9	459	20
Data processing	114	104	331	315
Professional services	177	145	489	414
Other	425	421	1,137	1,087
Total noninterest expense	2,657	2,380	7,866	6,970

Income before income tax expense and noncontrolling interest
in net income of consolidated subsidiary	162	122	849	766
Income tax expense	57	51	320	306
Net income before noncontrolling interest in net income
of consolidated subsidiary	105	71	529	460
Noncontrolling interest in net income of consolidated subsidiary	-	5	57	61
Net income of FedFirst Financial Corporation	$105	$66	$472	$399

Earnings per share:
Basic and diluted	$0.02	$0.01	$0.08	$0.07

Weighted-average shares outstanding:
Basic and diluted	6,103,999	5,905,927	6,078,456	5,968,648

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

				Accumulated		Common
		Additional		Other		Stock	Noncontrolling	Total
	Common	Paid-in-	Retained	Comprehensive	Unearned	Held in	Interest in	Stockholders'	Comprehensive
(Dollars in thousands)	Stock	Capital	Earnings	Loss	ESOP	Treasury	Subsidiary	Equity	Income (Loss)
Balance at January 1, 2008	$67	$29,084	$18,520	$(70)	$(2,074)	$(1,754)	$80	$43,853
Comprehensive income (loss):
Net income	-	-	399	-	-	-	61	460	$460
Unrealized loss on securities
available-for-sale,
net of tax of $(1,506)	-	-	-	(2,336)	-	-	-	(2,336)	(2,336)
Reclassification adjustment
on sales of securities
available-for-sale,
net of tax $61	-	-	-	(95)	-	-	-	(95)	(95)
Cumulative effect adjustment on
benefit plan reserve	-	-	(445)	-	-	-	-	(445)
Purchase of common stock to be
held in treasury (154,925 shares)	-	-	-	-	-	(1,194)	-	(1,194)
ESOP shares committed to be
released (12,961 shares)	-	(33)	-	-	130	-	-	97
Stock-based compensation expense	-	267	-	-	-	-	-	267
Stock awards granted	-	(149)	-	-	-	149	-	-
Distribution to noncontrolling shareholder	-	-	-	-	-	-	(52)	(52)
Total comprehensive loss									(1,971)
Less: Comprehensive income attributable
to the noncontrolling interest
in subsidiary									61
Comprehensive loss attributable
to FedFirst Financial Corporation									$(2,032)

Balance at September 30, 2008	$67	$29,169	$18,474	$(2,501)	$(1,944)	$(2,799)	$89	$40,555

See Notes to the Unaudited Consolidated Financial Statements.

				Accumulated		Common
		Additional		Other		Stock	Noncontrolling	Total
	Common	Paid-in-	Retained	Comprehensive	Unearned	Held in	Interest in	Stockholders'	Comprehensive
	Stock	Capital	Earnings	Gain (Loss)	ESOP	Treasury	Subsidiary	Equity	Income (Loss)
Balance at January 1, 2009	$67	$29,291	$15,930	$(1,111)	$(1,901)	$(2,955)	$103	$39,424
Cumulative effect adjustment as of
April 1, 2009 relating to ASC
320-10-35, net of tax of $584	-	-	1,132	(1,132)	-	-	-	-
Comprehensive income (loss):
Net income	-	-	472	-	-	-	57	529	$529
Unrealized gain on securities
available-for-sale,
net of tax of $1,237	-	-	-	1,919	-	-	-	1,919	1,919
Reclassification adjustment
on sales of securities
available-for-sale,
net of tax of $11	-	-	-	(17)	-	-	-	(17)	(17)
Purchase of common stock to be
held in treasury (18,303 shares)	-	-	-	-	-	(77)	-	(77)
ESOP shares committed to be
released (12,961 shares)	-	(82)	-	-	130	-	-	48
Stock-based compensation expense	-	221	-	-	-	-	-	221
Stock awards granted	-	(41)	-	-	-	41	-	-
Stock awards forfeited	-	122	-	-	-	(122)	-	-
Distribution to noncontrolling shareholder	-	-	-	-	-	-	(75)	(75)
Total comprehensive income									2,431
Less: Comprehensive income attributable
to the noncontrolling interest
in subsidiary									57
Comprehensive income attributable
to FedFirst Financial Corporation									$2,374

Balance at September 30, 2009	$67	$29,511	$17,534	$(341)	$(1,771)	$(3,113)	$85	$41,972

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended September 30,
(Dollars in thousands)	2009	2008
Cash flows from operating activities:
Net income of FedFirst Financial Corporation	$472	$399
Adjustments to reconcile net income to net cash provided by operating activities:
Noncontrolling interest in net income of consolidated subsidiary	57	61
Provision for loan losses	690	539
Depreciation	418	376
Amortization of intangibles	68	-
Net gain on sales of securities	(73)	(156)
Net gain on sales of real estate owned	(9)	-
Net accretion (amortization) of security premiums and loan costs	156	(379)
Noncash expense for ESOP	48	97
Noncash expense for stock-based compensation	221	267
Noncash benefit plan reserve	-	445
Increase in bank-owned life insurance	(216)	(203)
Decrease in other assets	1,231	36
(Decrease) increase in other liabilities	(411)	34
Net cash provided by operating activities	2,652	1,516

Cash flows from investing activities:
Net loan originations	(11,619)	(38,066)
Proceeds from maturities of and principal repayments of
securities available-for-sale	20,272	12,955
Proceeds from sales of securities available-for-sale	4,094	8,766
Purchases of securities available-for-sale	(17,973)	(28,352)
Purchases of premises and equipment	(206)	(220)
Acquisition of Allsurance Insurance Agency	(525)	-
Increase in FHLB stock, at cost	-	(1,552)
Proceeds from sales of real estate owned	18	509
Net cash used in investing activities	(5,939)	(45,960)

Cash flows from financing activities:
Net increase (decrease) in short-term borrowings	2,500	(10,200)
Proceeds from long-term borrowings	17,100	57,499
Repayments of long-term borrowings	(33,237)	(16,865)
Net increase in deposits	15,650	17,527
Decrease in advance payments by borrowers for taxes and insurance	(233)	(226)
Purchases of common stock held in treasury	(77)	(1,194)
Net cash provided by financing activities	1,703	46,541

Net (decrease) increase in cash and cash equivalents	(1,584)	2,097
Cash and cash equivalents, beginning of period	7,847	5,552

Cash and cash equivalents, end of period	$6,263	$7,649

Supplemental cash flow information:
Cash paid for:
Interest on deposits and borrowings	$7,076	$7,291
Income tax expense	169	44

Real estate acquired in settlement of loans	109	360

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

We operate as a community-oriented financial institution offering residential, multi-family and commercial mortgages, consumer loans and commercial business loans as well as a variety of deposit products for individuals and businesses from nine locations in southwestern Pennsylvania. We conduct insurance brokerage activities through Exchange Underwriters, Inc. In March 2009, Exchange Underwriters, Inc. expanded its operation through the acquisition of the Allsurance Insurance Agency (“Allsurance”), which is a full service independent insurance agency that offers life, health and property and casualty insurance for individuals and small businesses. The total acquisition cost recorded for Allsurance was $525,000, which included $500,000 of intangible assets related to a non-compete agreement and customer list and $25,000 of fixed assets. The intangible assets will be amortized on a straight-line basis over 4 and 5 years, respectively. Approximately $200,000 of the purchase price, net of cash, will be paid quarterly over the next 2 years. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

The unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary to make the consolidated financial statements not misleading have been included.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain items previously reported have been reclassified to conform with the current reporting period’s format. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year or any other interim period. In connection with the preparation of these financial statements, the Company has evaluated events and transactions for items that should potentially be recognized or disclosed through November 13, 2009, which is the date the financial statements were issued.

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

Note 2.  Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) No. 2009-01, Generally Accepted Accounting Principles (Topic 105) – amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.  This ASU, published in July 2009, amends the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for the issuance of FASB Statement of Financial Accounting Standard (“SFAS”) No. 168. This ASU includes SFAS No. 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. The FASB ASC became the source of authoritative GAAP for financial statements issued for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On September 15, 2009, all then-existing non-SEC accounting and reporting standards were superseded and all nongrandfathered, non-SEC accounting literature not included in the ASC was deemed nonauthoritative. The issuance of this ASU and the ASC did not change GAAP and therefore did not have an impact on the Company’s financial position or results of operation upon adoption on September 15, 2009.

FASB no longer issues new standards in the form of Statements, FASB Staff Positions (“FSP”), or Emerging Issues Task Force Abstracts. Instead, it issues ASUs. FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC.

ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. This ASU amends FASB ASC 820-10, Fair Value Measurements and Disclosures, to provide guidance on the fair value measurement of liabilities within the scope of ASC 820. The ASU states that if a quoted price in an active market for the identical liability is available, it represents a Level 1 fair value measurement. In circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity must measure fair value using one or more of the following techniques:

•	A valuation technique that uses the quoted price of the identical liability when traded as an asset
•	A valuation technique that uses the quoted price for similar liabilities when traded as assets
•	Another valuation technique that is consistent with the principles of Topic 820, such as an income approach or a market approach.

This ASU was effective for the first reporting period beginning after August 28, 2009 and did not have a material impact on the Company’s financial condition or results of operation.

Note 3.  Securities

The following table sets forth the amortized cost and fair value of securities available-for-sale at the dates indicated (dollars in thousands).

September 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-Sponsored Enterprises	$5,953	$9	$146	$5,816
Municipal bonds	4,015	288	-	4,303
Mortgage-backed	37,209	1,399	6	38,602
REMICs	31,283	1,280	1,049	31,514
Corporate debt	3,995	-	2,336	1,659
Equities	49	-	-	49
Total securities available-for-sale	$82,504	$2,976	$3,537	$81,943

December 31, 2008
Government-Sponsored Enterprises	$9,267	$99	$-	$9,366
Mortgage-backed	41,359	708	87	41,980
REMICs	32,590	318	525	32,383
Corporate debt	3,995	-	2,340	1,655
Equities	49	-	-	49
Total securities available-for-sale	$87,260	$1,125	$2,952	$85,433

The amortized cost and fair value of securities at September 30, 2009 by contractual maturity were as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$-	$-
Due from one to five years	2,094	2,167
Due from five to ten years	10,604	10,886
Due after ten years	69,757	68,841
No scheduled maturity	49	49
Total	$82,504	$81,943

The following table presents gross unrealized losses and fair value of securities aggregated by category and length of time that individual securities have been in a continuous loss position at the dates indicated (dollars in thousands).

	Less than 12 months			12 months or more			Total
September 30, 2009	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Government-sponsored enterprises	1	$2,854	$146	-	$-	$-	1	$2,854	$146
Mortgage-backed	16	2,309	5	4	54	1	20	2,363	6

REMICs:
Private label issuer:
Prime fixed and adjustable rate	-	-	-	3	1,027	36	3	1,027	36
Alt-A fixed rate	7	4,555	984	1	814	12	8	5,369	996
Government-sponsored enterprises	3	1,216	12	1	264	5	4	1,480	17
Total REMICs	10	5,771	996	5	2,105	53	15	7,876	1,049

Corporate debt	-	-	-	3	1,659	2,336	3	1,659	2,336
Total securities temporarily impaired	27	$10,934	$1,147	12	$3,818	$2,390	39	$14,752	$3,537

	Less than 12 months			12 months or more			Total
December 31, 2008	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Mortgage-backed	71	$9,052	$86	2	$14	$1	73	$9,066	$87

REMICs:
Private label issuer:
Prime fixed and adjustable rate	3	1,277	137	2	710	185	5	1,987	322
Alt-A fixed rate	1	894	23	-	-	-	1	894	23
Government-sponsored enterprises	7	3,406	180	-	-	-	7	3,406	180
Total REMICs	11	5,577	340	2	710	185	13	6,287	525

Corporate debt	-	-	-	3	1,655	2,340	3	1,655	2,340
Total securities temporarily impaired	82	$14,629	$426	7	$2,379	$2,526	89	$17,008	$2,952

As part of the Company’s review of its available-for-sale securities at December 31, 2008, it was determined that 11 private label mortgage-backed securities for vintages 2005 through 2007 with an unrealized loss of $4.8 million had other-than-temporary impairment (“OTTI”). Of these securities, 9 were significantly downgraded by the rating agencies in December 2008 with all but one accorded below investment grade status. In addition to the decrease in fair market value, the underlying assets reflected further deterioration with respect to delinquencies, foreclosures and payment speed which identified a potential loss of principal based on cash flow analysis.

In the second quarter of 2009, the Company adopted ASC 320-10-35-33A through 35A (“ASC 320-10”), Recognition and Presentation of Other-Than-Temporary Impairment, which requires the recognition of credit-related OTTI on debt securities in earnings while noncredit-related OTTI on debt securities not expected to be sold is recognized in accumulated other comprehensive income (“OCI”). ASC 320-10 requires the Company to assess whether the credit loss existed by considering whether (a) the Company has the intent to sell the security, (b) it is more likely than not that it will be required to sell the security before recovery, or (c) it does not expect to recover the entire amortized cost basis of the security. The guidance allows the Company to bifurcate the OTTI on securities not expected to be sold or where the entire amortized cost of the security is not expected to be recovered into the components representing credit loss and the component representing loss related to other factors. The portion of the fair value decline attributable to credit loss must be recognized through earnings.

In accordance with the guidance, the Company evaluated the previously recognized $4.8 million of OTTI charges for private label mortgage-backed securities. The Company determined that $3.1 million of the OTTI charges were credit-related and $1.7 million of the OTTI charges were noncredit-related. (To determine the credit-related loss, the Company utilized the process as noted in the section on Private Label – REMICS).  Since we do not expect to sell these securities and it is more likely than not that we will not be required to sell the securities before recovery of their amortized cost basis, the Company recorded a $1.1 million increase to retained earnings (net of $584,000 of taxes) and a corresponding increase to accumulated other comprehensive loss (“OCL”) as the cumulative effect adjustment for the noncredit-related portion at April 1, 2009.

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

Other Securities – This category includes Government-Sponsored Enterprises (“GSE”), municipal bonds, mortgage-backed and GSE - REMICS. At September 30, 2009, the Company had a total of 25 securities with an unrealized loss of $169,000 in these categories. Of this total, 20 securities with an unrealized loss of $163,000 were in a loss position for less than 12 months. An evaluation of the individual securities was performed whereby we reviewed all credit ratings and noted all remain at investment grade. Additionally, all securities are issued and backed by a Government-Sponsored Enterprise (“FNMA”, “FHLMC”). The Company believes the unrealized losses are due to changes in market interest rates. The Company does not intend to sell the securities and it is more likely than not it will not be required to sell the securities before their recovery. The Company expects to recover the entire amortized cost basis of these securities and concluded that there is no OTTI on these securities.

Corporate Debt – At September 30, 2009, the Company had three securities that were in an unrealized loss position for 12 months or greater at an amount of $2.3 million. These securities consist of two pools of insurance company issued preferred trust obligations. These securities were downgraded from their original rating issuance to below investment grade. The lack of liquidity in the market for this type of security, credit rating downgrades and market uncertainties are factors contributing to the unrealized losses on these securities. The following table provides additional information related to our pooled preferred trust obligations at September 30, 2009 (dollars in thousands):

Pool	Class	Tranche	Amortized Cost	Fair Value	Unrealized Loss	S&P / Fitch Rating	Current Number of Insurance Companies	Actual Deferrals and Defaults as a Percent of Current Collateral	Excess Subordination as a Percent of Current Performing Collateral
I-PreTSL 1	Mezzanine	B-3	$1,500	$634	$(866)	B+/BB	17	8.40%	6.20%
I-PreTSL 2	Mezzanine	B-3	2,495	1,025	(1,470)	B+/BB	29	-	13.67%
			$3,995	$1,659	$(2,336)

These securities are evaluated for OTTI within the scope of ASC 325-40, Beneficial Interests in Securitized Financial Assets, by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows involves the calculation of the present value of remaining cash flows compared to previously projected cash flows. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit-related OTTI exists. Additionally, reports are reviewed that provide information for the amount of deferral/defaults that would have to occur to prevent the tranche from collecting contractual cash flows (principal and interest). Based on the analysis performed and the fact that the Company does not expect to sell these securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, the Company concluded that there is no OTTI on these securities at September 30, 2009.

Private Label – REMICS – At September 30, 2009, the Company had 11 securities with an unrealized loss of $1.0 million of which four securities with an unrealized loss of $48,000 were in a loss position for 12 months or greater and the remaining seven securities with an unrealized loss of $984,000 were in a loss position for less than 12 months. The securities consist of the following vintages that range from 2003 - 2007 as noted (dollars in thousands):

	Less than 12 months			12 months or more			Total
September 30, 2009	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Vintage
2003	-	$-	$-	3	$1,447	$18	3	$1,447	$18
2004	-	-	-	1	394	30	1	394	30
2005	1	331	98	-	-	-	1	331	98
2006	4	3,299	650	-	-	-	4	3,299	650
2007	2	925	236	-	-	-	2	925	236
Total	7	$4,555	$984	4	$1,841	$48	11	$6,396	$1,032

The vintages for 2005-2007 represent the majority of the unrealized loss in this category. At September 30, 2009, the credit ratings for 2003-2004 vintages were investment grade and 2005-2007 vintages were below investment grade. The increase in unrealized loss compared to December 31, 2008 was primarily the result of the adoption of ASC 320-10 pursuant to which $1.7 million of previously recognized OTTI was deemed to be noncredit-related loss and was reclassified from Retained Earnings to OCL on April 1, 2009.

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

To determine estimates for the key assumptions we reviewed the historical performance of each security in the context of the uncertain economic environment. Specific details of the collateral (underlying mortgages) and whether there were any characteristics between securities that could provide insight into future performance were evaluated. Our review of historical performance focused on loss severities, default rates, delinquencies and foreclosure percentages. We reviewed the individual securities and the composition of collateral, which included types of loans (fixed, interest only), term (30 year, 10 year interest only), geographic concentrations (California and Florida), loan-to-value ratios (average 70%), and FICO scores (average 700). Based on this information we were able to compile key assumptions and perform cash modeling to determine potential impairment. These assumptions were utilized in determination of credit losses for adoption of ASC 320-10. We understand these are estimates and are highly subjective. If conditions deteriorate, we may incur additional OTTI. The key base assumptions are as follows and represent the ranges utilized for individual securities.

Key Assumptions	Percentage
Prepayment rate	6 CPR
Loss Severity	39 - 63%
Default	5 - 10.5%

Based upon analysis of third party provider reports and review of key assumptions on an individual security basis and the fact that we do not expect to sell these securities and it is more likely than not that we will not be required to sell the securities before recovery of their amortized cost basis, we concluded there is no additional OTTI on these securities at September 30, 2009.

FHLB Stock – The Company is a member of the FHLB of Pittsburgh. As a member, the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements in order to obtain low cost products and services offered by the FHLB. Unlike investment securities, FHLB stock does not provide its holders with an opportunity for appreciation because by regulation FHLB stock can only be purchased, redeemed and transferred at par value. At September 30, 2009 and December 31, 2008, the Company’s FHLB stock totaled $6.9 million.

The Company evaluates impairment in FHLB stock when certain conditions warrant further consideration. In December 2008, the FHLB voluntarily suspended dividend payments on its stock as well as the repurchase of excess stock from members. The FHLB stated that this was due to a reduction in core earnings and concern over the FHLB’s capital position. After evaluating such factors as the capital adequacy of the FHLB, its overall operating performance and the FHLB’s liquidity and funding position, the Company concluded that the par value was ultimately recoverable and no impairment charge was recognized at September 30, 2009.

Note 4.  Loans

The following table sets forth the composition of our loan portfolio at the dates indicated.

	September 30, 2009		December 31, 2008
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate-mortgage:
One-to-four family residential	$159,271	64.7%	$155,871	65.7%
Multi-family	10,903	4.4	10,946	4.6
Commercial	32,190	13.1	24,301	10.3
Total real estate-mortgage	202,364	82.2	191,118	80.6

Real estate-construction:
Residential	3,582	1.5	9,833	4.2
Commercial	2,926	1.2	3,443	1.5
Total real estate-construction	6,508	2.7	13,276	5.7

Consumer:
Home equity	25,487	10.4	22,344	9.4
Loans on savings accounts	999	0.4	886	0.4
Home improvement	193	0.1	233	0.1
Other	1,135	0.5	588	0.2
Total consumer	27,814	11.4	24,051	10.1

Commercial business	9,159	3.7	8,474	3.6
Total loans	$245,845	100.0%	$236,919	100.0%

Net premiums on loans purchased	124		120
Net deferred loan costs	843		850
Loans in process	(3,470)		(5,899)
Allowance for loan losses	(2,341)		(1,806)
Loans, net	$241,001		$230,184

Nonperforming Assets.  The following table provides information with respect to our nonperforming assets at the dates indicated.

	September 30,	December 31,
(Dollars in thousands)	2009	2008
Nonaccrual loans:
Real estate - mortgage	$1,416	$632
Consumer	103	4
Total	1,519	636

Accruing loans past due 90 days or more	-	-
Total of nonaccrual and 90 days or more
past due loans (nonperforming loans)	1,519	636
Real estate owned	386	295
Total nonperforming assets	$1,905	$931

Troubled debt restructurings	-	-
Troubled debt restructurings and total
nonperforming assets	$1,905	$931

Total nonperforming loans to total loans	0.62%	0.27%
Total nonperforming assets to total assets	0.54	0.27

The increase in nonaccrual loans at September 30, 2009 is primarily related to two multi-family mortgage loans in our purchased secondary market mortgage portfolio with a carrying value of $765,000.

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

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
(Dollars in thousands)	2009	2008	2009	2008	2008
Allowance at beginning of period	$2,147	$1,516	$1,806	$1,457	$1,457
Provision for loan losses	300	260	690	539	878
Charge-offs	(107)	(130)	(157)	(350)	(529)
Recoveries	1	-	2	-	-
Net charge-offs	(106)	(130)	(155)	(350)	(529)
Allowance at end of period	$2,341	$1,646	$2,341	$1,646	$1,806

Management reviews the level of the allowance for loan losses on a quarterly basis and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a general valuation allowance on impaired loans; and (2) a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

General Valuation Allowance on Impaired Loans. We establish a general allowance for loans that are individually evaluated and determined to be impaired. The general allowance is determined by utilizing one of the three impairment measurement methods outlined in ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Under ASC 310-30, a loan is impaired when, based upon current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest according to the contractual terms of the loan agreement. Management will perform individual assessments of larger impaired loans to determine the existence of loss exposure and, where applicable, the extent of loss exposure based upon the present value of expected future cash flows available to pay the loan, or based upon the estimated realizable collateral where a loan is collateral dependent. At September 30, 2009, we had no loans required to be evaluated for impairment under ASC 310-30.

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish another general allowance in accordance with ASC 450-20, Loss Contingencies, for loans that are excluded from the individual impairment analysis. Generally, these loans are collectively evaluated by management to estimate reserves for loan losses inherent in those loans. Management determines historical loss experience for each group of loans with similar risk characteristics within the portfolio based on loss experience for loans in each group. Loan categories will represent groups of loans with similar risk characteristics and may include types of loans by product, large credit exposures, concentrations, loan grade, or any other characteristic that causes a loan’s risk profile to be similar to another. We currently utilize the current year and previous two year net charge-off experience by loan category as a basis in determining loss projections. In addition, there are two categories of loans considered to be higher risk concentrations that are evaluated separately when calculating the allowance for loan losses:

•
Loans purchased in the secondary market.  Prior to September 2005, pools of multi-family and one-to-four family residential mortgage loans located in areas outside of our primary geographic lending area in southwestern Pennsylvania were acquired in the secondary market. Although these loans were underwritten to our lending standards, they are considered higher risk given our unfamiliarity with the geographic areas where the properties are located.

•
Home equity loans with a loan-to-value ratio greater than 80%. These loans are considered higher risk given the pressure on property values and reduced credit alternatives available to leveraged borrowers.

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

Note 5.  Deposits

The following table sets forth the balances of our deposit products at the dates indicated.

	September 30, 2009		December 31, 2008
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$14,583	7.7%	$12,005	6.9%
Interest-bearing demand deposits	13,900	7.4	11,336	6.6
Savings accounts	22,555	12.0	22,477	13.0
Money market accounts	51,000	27.1	43,873	25.4
Certificates of deposit	86,416	45.8	83,113	48.1
Total deposits	$188,454	100.0%	$172,804	100.0%

Note 6.  Borrowings

We utilize borrowings as a supplemental source of funds for loans and securities.  The primary source of borrowings are FHLB advances and, to a limited extent, repurchase agreements. The following table sets forth borrowings based on their stated maturities and weighted average rates for the periods indicated.

	September 30, 2009		December 31, 2008

		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Due in one year or less	$39,416	2.71%	$33,739	3.39%
Due in one to two years	22,053	3.52	25,950	4.20
Due in two to three years	23,527	4.54	23,215	3.57
Due in three to four years	15,777	3.70	22,803	4.53
Due in four to five years	18,000	3.60	23,703	3.68
Due after five years	-	-	3,000	5.13
Total	$118,773	3.49%	$132,410	3.87%

The following table sets forth information concerning our borrowings for the periods indicated.

	Nine Months	Year
	Ended	Ended
	September 30,	December 31,
(Dollars in thousands)	2009	2008
Maximum amount outstanding at any month end
during the period	$127,559	$135,337
Average amounts outstanding during the period	120,223	120,704
Weighted average rate during the period	3.91%	3.99%

Note 7.  Earnings Per Share

Basic earnings per common share is calculated by dividing FedFirst Financial’s net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Common stock equivalents include restricted stock awards and stock options. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. There were no dilution from stock options or awards for the three or nine months ended September 30, 2009. Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2009	2008	2009	2008

Net income of FedFirst Financial Corporation	$105	$66	$472	$399
Weighted-average shares outstanding:
Basic	6,103,999	5,905,927	6,078,456	5,968,648
Effect of dilutive stock options and
restrictive stock awards	-	-	-	-
Diluted	6,103,999	5,905,927	6,078,456	5,968,648

Earnings per share:
Basic and diluted	$0.02	$0.01	$0.08	$0.07

Note 8.  Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of September 30, 2009 and December 31, 2008 and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to September 30, 2009 and December 31, 2008 may be different than the amounts reported at each period end.

ASC 820-10-35 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under ASC 820-10-35 are as follows:

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

At September 30, 2009, Level 3 includes 11 securities with a fair value of $3.2 million. This balance is comprised of eight mortgage-backed securities with a fair value of $1.6 million and three corporate debt securities with a fair value of $1.6 million, which are pooled trust preferred insurance company term obligations. The mortgage-backed securities, which were AAA rated at purchase, do not have an active market and as such the Company has used an alternative method to determine the fair value of these securities. The fair value has been determined using a discounted cash flow model using market assumptions, which generally include cash flow, collateral and other market assumptions. The corporate debt securities, which were rated A at purchase and currently rated B+, could not be priced using quoted market prices, observable market activity or comparable trades, and the financial market was considered not active. The trust preferred market has been severely impacted by the lack of liquidity in the credit markets and concern over the financial services industry. Fair values for trust preferred securities were obtained from pricing sources with reasonable pricing transparency, taking into account other unobservable inputs related to the risks for each issuer. The pooled trust preferred corporate term obligations owned are collateralized by the trust preferred securities of insurance companies in the U.S. There has been little or no active trading in these securities; therefore it was more appropriate to determine fair value using a discounted cash flow analysis. Determining the appropriate discount rate for the discounted cash flow analysis combined current and observable market spreads for comparable structured credit products with specific risks identified within each issue. The observable market spreads incorporated both credit and liquidity premiums.

The following tables set forth the fair value hierarchy of securities at September 30, 2009 and December 31, 2008.

(Dollars in thousands)	September 30, 2009	December 31, 2008
Significant other observable inputs (Level 2)	$78,702	$80,062
Significant unobservable inputs (Level 3)	3,241	5,371
Total securities	$81,943	$85,433

	Significant
	Unobservable Inputs
(Dollars in thousands)	(Level 3)
December 31, 2008	$5,371
Total unrealized gains	140
Paydowns and maturities	(513)
Net transfers out of level 3	(1,757)
September 30, 2009	$3,241

(Dollars in thousands)	September 30, 2009	December 31, 2008
The amount of total unrealized gains (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains (losses) relating to assets still held at period indicated	$140	$(2,199)

At September 30, 2009, net transfers out of level 3 is related to one security whose fair value could be derived based on market corroborated data.

The following presents the fair value of financial instruments. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be sustained by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. In addition, the following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008.

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

The following table sets forth the carrying amount and estimated fair value of financial instruments.

(Dollars in thousands)	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$6,263	$6,263	$7,847	$7,847
Securities	81,943	81,943	85,433	85,433
Loans, net	241,001	246,923	230,184	235,331
FHLB stock	6,901	6,901	6,901	6,901
Accrued interest receivable	1,596	1,596	1,652	1,652

Financial liabilities:
Deposits	188,454	190,454	172,804	174,565
Borrowings	118,773	122,423	132,410	135,740
Accrued interest payable	877	877	1,289	1,289

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

Following is a table of selected financial data for the Company's subsidiaries and consolidated results for the dates indicated.

(Dollars in thousands)	First Federal Savings Bank	Exchange Underwriters, Inc.	Other	Net Eliminations	Consolidated

September 30, 2009
Assets	$353,839	$1,419	$39,424	$(41,059)	$353,623
Liabilities	317,109	661	50	(6,169)	311,651
Stockholders' equity	36,730	758	39,374	(34,890)	41,972

December 31, 2008
Assets	$350,517	$1,338	$39,346	$(41,440)	$349,761
Liabilities	316,262	489	45	(6,459)	310,337
Stockholders' equity	34,255	849	39,301	(34,981)	39,424

Three Months Ended September 30, 2009
Total interest income	$4,506	$3	$30	$(30)	$4,509
Total interest expense	2,126	-	-	(30)	2,096
Net interest income	2,380	3	30	-	2,413
Provision for loan losses	300	-	-	-	300
Net interest income after provision for loan losses	2,080	3	30	-	2,113
Noninterest income	225	482	-	(1)	706
Noninterest expense	2,119	475	63	-	2,657
Undistributed net gain of subsidiary	1	-	-	(1)	-
Income (loss) before income tax expense (benefit) and
noncontrolling interest in net income of consolidated subsidiary	187	10	(33)	(2)	162
Income tax expense (benefit)	59	9	(11)	-	57
Net income (loss) before noncontrolling interest in net
income of consolidated subsidiary	128	1	(22)	(2)	105
Less: Noncontrolling interest in net income of
consolidated subsidiary	-	-	-	-	-
Net income (loss)	$128	$1	$(22)	$(2)	$105

Nine Months Ended September 30, 2009
Total interest income	$13,551	$12	$89	$(89)	$13,563
Total interest expense	6,753	-	-	(89)	6,664
Net interest income	6,798	12	89	-	6,899
Provision for loan losses	690	-	-	-	690
Net interest income after provision for loan losses	6,108	12	89	-	6,209
Noninterest income	1,011	1,778	-	(283)	2,506
Noninterest expense	6,390	1,288	188	-	7,866
Undistributed net gain of subsidiary	285	-	-	(285)	-
Income (loss) before income tax expense (benefit) and
noncontrolling interest in net income of consolidated subsidiary	1,014	502	(99)	(568)	849
Income tax expense (benefit)	130	217	(27)	-	320
Net income (loss) before noncontrolling interest in net
income of consolidated subsidiary	884	285	(72)	(568)	529
Less: Noncontrolling interest in net income of
consolidated subsidiary	57	-	-	-	57
Net income (loss)	$827	$285	$(72)	$(568)	$472

(Dollars in thousands) Three Months Ended September 30, 2008	First Federal Savings Bank	Exchange Underwriters, Inc.	Other	Net Eliminations	Consolidated
Total interest income	$4,595	$7	$32	$(32)	$4,602
Total interest expense	2,454	-	-	(32)	2,422
Net interest income	2,141	7	32	-	2,180
Provision for loan losses	260	-	-	-	260
Net interest income after provision for loan losses	1,881	7	32	-	1,920
Noninterest income	235	372	-	(25)	582
Noninterest expense	1,986	330	64	-	2,380
Undistributed net gain of subsidiary	24	-	-	(24)	-
Income (loss) before income tax expense (benefit) and
noncontrolling interest in net income of consolidated subsidiary	154	49	(32)	(49)	122
Income tax expense (benefit)	35	25	(10)	-	50
Net income (loss) before noncontrolling interest in net
income of consolidated subsidiary	119	24	(22)	(49)	72
Less: Noncontrolling interest in net income of
consolidated subsidiary	6	-	-	-	6
Net income (loss)	$113	$24	$(22)	$(49)	$66

Nine Months Ended September 30, 2008
Total interest income	$13,239	$24	$304	$(304)	$13,263
Total interest expense	7,299	-	-	(95)	7,204
Net interest income	5,940	24	304	(209)	6,059
Provision for loan losses	539	-	-	-	539
Net interest income after provision for loan losses	5,401	24	304	(209)	5,520
Noninterest income	1,033	1,486	-	(303)	2,216
Noninterest expense	5,813	979	178	-	6,970
Undistributed net gain of subsidiary	303	-	-	(303)	-
Income (loss) before income tax expense (benefit) and
noncontrolling interest in net income of consolidated subsidiary	924	531	126	(815)	766
Income tax expense (benefit)	102	228	(24)	-	306
Net income (loss) before noncontrolling interest in net
income of consolidated subsidiary	822	303	150	(815)	460
Less: Noncontrolling interest in net income of
consolidated subsidiary	61	-	-	-	61
Net income (loss)	$761	$303	$150	$(815)	$399

Note 10.  Stock Based Compensation

In 2006, FedFirst Financial Corporation’s stockholders approved the 2006 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to promote the Company’s success and enhance its value by linking the personal interests of its employees, officers, directors and directors emeritus to those of the Company’s stockholders, and by providing participants with an incentive for outstanding performance. All of the Company’s salaried employees, officers and directors are eligible to participate in the Plan. The Plan authorizes the granting of options to purchase shares of the Company’s stock, which may be non-statutory stock options or incentive stock options, and restricted stock which is subject to restrictions on transferability and subject to forfeiture. The Plan reserved an aggregate number of 453,617 shares of which 324,012 may be issued in connection with the exercise of stock options and 129,605 may be issued as restricted stock.

On August 7, 2009, an officer of the Company was granted 5,000 restricted shares of common stock and 15,000 options to purchase shares of common stock. The Company's common stock closed at $3.10 per share on August 7, 2009, which is the exercise price of the options granted on that date. The market value of the restricted stock awards was approximately $15,500, before the impact of income taxes. The estimated value of the stock options was $24,900, before the impact of income taxes. The per share weighted-average fair value of stock options granted with an exercise price equal to the market value on August 7, 2009 was $1.66, using the Black-Scholes-Merton option pricing model with the following assumptions: expected life of 7 years, expected dividend rate of 0%, risk-free interest rate of 3.5% and an expected volatility of 47.55%, based on historical results. The Company uses the simplified method because it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its shares have been publicly traded.

The Company recognizes expense associated with the awards over the five-year vesting period in accordance with ASC 718 Compensation - Stock Compensation and ASC 505-50 Equity-Based Payments to Non-Employees. Compensation expense was $75,000 for the three months ended September 30, 2009 compared to $94,000 for the three months ended September 30, 2008. For the nine months ended September 30, 2009, compensation expense was $221,000 compared to $267,000 for the nine months ended September 30, 2008. As of September 30, 2009, there was $678,000 of total unrecognized compensation cost related to nonvested stock-based compensation compared to $1.1 million at December 31, 2008. The compensation expense cost at September 30, 2009 is expected to be recognized ratably over the weighted average remaining service period of 2.6 years. There is no intrinsic value for stock options at September 30, 2009.

	Stock Options
Stock-Based Compensation	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at January 1, 2009	274,500	$9.62	7.80
Granted	15,000	3.10
Exercised or converted	-	-
Forfeited	36,000	10.11
Expired	-	-
Outstanding at September 30, 2009	253,500	$9.16	7.25

Exercisable at September 30, 2009	141,200	$9.90	6.88

	Stock Options		Restricted Stock Awards
	Number of Shares	Fair-Value Price	Number of Shares	Fair-Value Price
Nonvested at January 1, 2009	173,700	$3.08	73,600	$9.25
Granted	15,000	1.66	5,000	3.10
Vested	40,400	3.09	17,900	10.04
Forfeited	36,000	3.16	12,000	10.11
Nonvested at September 30, 2009	112,300	$2.86	48,700	$8.12

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

Balance Sheet Analysis

Assets.  Total assets at September 30, 2009 were $353.6 million, an increase of $3.9 million, or 1.1%, from total assets of $349.8 million at December 31, 2008.

Securities available-for-sale decreased $3.5 million, or 4.1%, to $81.9 million at September 30, 2009 compared to $85.4 million at December 31, 2008. The decrease is primarily the result of $11.0 million of paydowns, $9.3 million of calls on Government-Sponsored Enterprise securities, and $4.1 million of sales of mortgage-backed securities, which was partially offset by the purchase of $18.0 million of Government-Sponsored Enterprises, mortgage-backed securities, municipal bonds and REMICs. In addition, the securities portfolio reflects an unrealized loss of $561,000 at September 30, 2009, primarily from corporate debt securities and private-label mortgage backed securities, compared to $1.8 million at December 31, 2008. Upon adoption of ASC 320-10 in the second quarter of 2009, the Company determined that $3.1 million of the previously recognized $4.8 million OTTI charges on private label mortgage-backed securities was credit related and $1.7 million was non-credit related. As a result, the book value of the portfolio increased $1.7 million for the noncredit loss portion that was reclassified as a fair market value adjustment through accumulated OCL.

Loans, net, increased $10.8 million, or 4.7%, to $241.0 million at September 30, 2009 compared to $230.2 million at December 31, 2008. The increase was primarily the result of growth in commercial real estate, home equity, one-to-four family, and commercial business loans.

Liabilities.  Total liabilities at September 30, 2009 were $311.7 million, compared to $310.3 million at December 31, 2008, an increase of $1.3 million, or 0.4%.

Total deposits increased $15.7 million, or 9.1%, to $188.5 million at September 30, 2009 compared to $172.8 million at December 31, 2008. The increase in deposits was primarily in money market, certificates of deposit, and noninterest-bearing and interest-bearing demand deposits. Money market account and certificate of deposit growth was due to the marketing of promotional rates.

Borrowings decreased $13.6 million, or 10.3%, to $118.8 million at September 30, 2009 compared to $132.4 million at December 31, 2008. Funds generated through deposit growth and security related transactions were used to reduce borrowings.

Stockholders’ Equity.  Stockholders’ equity was $42.0 million at September 30, 2009, an increase of $2.5 million from December 31, 2008. As a result of adopting ASC 320-10, a $1.1 million increase to retained earnings (net of $584,000 of taxes) and a corresponding increase to accumulated OCL were recorded as the cumulative effect adjustment for the noncredit-related portion of OTTI losses previously recognized in earnings. In addition to the effect of applying ASC 320-10, there was a $1.9 million decrease in the unrealized loss position of the securities portfolio, net of tax. In addition, the Company had $472,000 in net income for the nine months ended September 30, 2009.

Results of Operations for the Three Months Ended September 30, 2009 and 2008

Overview.  The Company had net income of $105,000 for the three months ended September 30, 2009, compared to $66,000 for the same period in 2008.

	Three Months Ended
	September 30,
(Dollars in thousands)	2009	2008
Net income of FedFirst Financial Corporation	$105	$66
Return on average assets	0.12%	0.08%
Return on average equity	1.02	0.65
Average equity to average assets	11.75	11.81

Net Interest Income. Net interest income for the three months ended September 30, 2009 increased $233,000 to $2.4 million compared to $2.2 million for the three months ended September 30, 2008. Interest rate spread and net interest margin were 2.64% and 2.97%, respectively, for the three months ended September 30, 2009 compared to 2.23% and 2.66%, respectively, for the three months ended September 30, 2008. The improvement in interest rate spread and net interest margin is primarily attributable to lower costs on deposits coupled with a reduction in borrowings.

Interest income decreased $93,000, or 2.0%, to $4.5 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due to an decrease of $2.8 million in the average balance of interest-earning assets. Interest income on securities decreased $303,000 due to a decrease of $19.2 million in the average balance, primarily from calls, paydowns, and sales of Government-sponsored agencies and mortgage-backed securities. Interest income on other interest-earning assets decreased $66,000 due to the FHLB suspension of dividend payments on its capital stock in the fourth quarter of 2008. Interest income on loans increased $276,000 due to an increase of $20.5 million in the average balance, primarily driven by increases in commercial real estate, one-to-four family residential real estate, home equity, and commercial business loans.

Interest expense decreased $326,000, or 13.5%, to $2.1 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due to a decrease of 48 basis points in cost, partially offset by an increase of $2.6 million in the average balance of interest-bearing liabilities. Interest expense on deposits decreased $162,000 due to a decrease of 62 basis points in cost, primarily related to the repricing of money market accounts and maturing certificates of deposits at lower rates, partially offset by an increase of $14.8 million in the average balance, primarily in money market accounts. Interest expense on borrowings decreased $164,000 due to a decrease of $12.1 million in the average balance related to deposit growth and security related transactions used to reduce borrowings.

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

	Three Months Ended September 30,
	2009			2008
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans, net (1)(2)	$238,885	$3,494	5.85%	$218,341	$3,218	5.90%
Securities (3)	79,209	1,012	5.11	98,410	1,315	5.34
Other interest-earning assets	6,694	3	0.18	10,864	69	2.54
Total interest-earning assets	324,788	$4,509	5.55	327,615	$4,602	5.62
Noninterest-earning assets	24,123			16,201
Total assets	$348,911			$343,816

Liabilities and
Stockholders' equity:
Interest-bearing liablities:
Interest-bearing
demand deposits	$14,187	$11	0.31%	$11,871	$14	0.47%
Savings accounts	22,799	29	0.51	23,787	45	0.76
Money market accounts	50,661	223	1.76	37,429	296	3.16
Certificates of deposit	85,431	724	3.39	85,208	794	3.73
Total interest-bearing deposits	173,078	987	2.28	158,295	1,149	2.90

Borrowings	115,112	1,109	3.85	127,254	1,273	4.00
Total interest-bearing liabilities	288,190	2,096	2.91	285,549	2,422	3.39

Noninterest-bearing liabilities	19,729			17,672
Total liabilities	307,919			303,221

Stockholders' equity	40,992			40,595
Total liabilities and
stockholders' equity	$348,911			$343,816

Net interest income		$2,413			$2,180

Interest rate spread (4)			2.64%			2.23%
Net interest margin (5)			2.97			2.66
Average interest-earning
assets to average
interest-bearing liablities			112.70%			114.73%

(1)	Amount is net of deferred loan costs, loans in process and allowance for loan losses.
(2)	Amount includes nonaccrual loans in average balances only.
(3)	Amount does not include effect of unrealized gain (loss) on securities available-for-sale.
(4)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Three Months Ended September 30, 2009
	Compared To
	Three Months Ended September 30, 2008
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest and dividend income:
Loans, net	$303	$(27)	$276
Securities	(248)	(55)	(303)
Other interest-earning assets	(20)	(46)	(66)
Total interest-earning assets	35	(128)	(93)

Interest expense:
Deposits	100	(262)	(162)
Borrowings	(117)	(47)	(164)
Total interest-bearing liablities	(17)	(309)	(326)
Change in net interest income	$52	$181	$233

Provision for Loan Losses.  The provision for loan losses was $300,000 for the three months ended September 30, 2009 compared to $260,000 for the three months ended September 30, 2008. The increase in the provision is primarily related to growth and composition of the loan portfolio, predominantly in commercial real estate and business, one-to-four family residential, and home equity loans. Although charge-offs declined to $107,000 for the three months ended September 30, 2009 compared to $130,000 for the three months ended September 30, 2008, current conditions in the housing and credit markets and an increase in nonaccrual loans also contributed to the increase in the provision. Total nonaccrual loans increased to $1.5 million at September 30, 2009 compared to $858,000 at September 30, 2008. The increase in nonaccrual loans is primarily related to two multi-family properties in our purchased secondary market portfolio.

Noninterest Income.  Noninterest income increased $124,000, or 21.3%, to $706,000 for the three months ended September 30, 2009 compared to $582,000 for the three months ended September 30, 2008. The increase is primarily attributable to an increase in insurance commissions due in part to the acquisition of Allsurance Insurance Agency in March 2009.

Noninterest Expense.  The following table summarizes noninterest expense for the periods indicated.

	Three Months Ended
	September 30,
(Dollars in thousands)	2009	2008
Compensation and employee benefits	$1,471	$1,373
Occupancy	359	328
FDIC insurance premiums	111	9
Data processing	114	104
Professional services	177	146
Advertising	64	22
Stationary, printing and supplies	37	27
Telephone	16	13
Postage	34	31
Correspondent bank fees	42	38
Real estate owned expense	17	114
All other	215	175
Total noninterest expense	$2,657	$2,380

Noninterest expense increased $277,000, or 11.6%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, primarily due to an increase in FDIC insurance premiums as a result of a change in the assessment calculation. In addition, compensation and employee benefits expense increased $98,000 primarily related to the Allsurance Insurance Agency acquisition in March 2009 and the hiring of additional lending personnel in the fourth quarter of the prior year. Real estate owned expense decreased $97,000. In the prior period, the Company incurred $114,000 in real estate owned expenses primarily related to properties transferred to REO from the purchased secondary market portfolio.

Income Tax Expense.  Income tax expense for the three months ended September 30, 2009 was $57,000 compared to $51,000 for the same period in 2008.

Results of Operations for the Nine Months Ended September 30, 2009 and 2008

Overview.  The Company had net income of $472,000 for the nine months ended September 30, 2009 compared to $399,000 for the nine months ended September 30, 2008.

	Nine Months Ended
	September 30,
(Dollars in thousands)	2009	2008
Net income of FedFirst Financial Corporation	$472	$399
Return on average assets	0.18%	0.16%
Return on average equity	1.55	1.26
Average equity to average assets	11.62	12.70

Net Interest Income. Net interest income for the nine months ended September 30, 2009 increased $840,000 to $6.9 million compared to $6.1 million for the nine months ended September 30, 2008. Interest rate spread and net interest margin were 2.51% and 2.84%, respectively, for the nine months ended September 30, 2009 compared to 2.11% and 2.57%, respectively, for the nine months ended September 30, 2008. The improvement in interest rate spread and net interest margin is primarily attributed to growth in the loan portfolio coupled with lower costs on deposits.

Interest income increased $300,000, or 2.3%, to $13.6 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due to an increase in the average balance of interest-earning assets of $10.2 million. Interest income on loans increased $1.3 million due to increases of $31.0 million in the average balance, primarily driven by increases in commercial real estate, one-to-four family residential real estate, home equity, and commercial business loans. Interest income on securities decreased $751,000 due to a decrease of $16.4 million in the average balance, primarily due to the call and sale of Government-Sponsored Enterprises and mortgage-backed securities. Interest income on other interest-earning assets decreased $238,000 primarily due to the FHLB suspension of dividend payments on its capital stock in the fourth quarter of 2008.

Interest expense decreased $540,000, or 7.5%, to $6.7 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 due to a decrease of 45 basis points in cost, partially offset by an increase of $16.2 million in the average balance of interest-bearing liabilities. Interest expense on deposits decreased $547,000 due to a decrease of 67 basis points in cost partially offset by an increase of $12.8 million in the average balance. The increase in average balances was primarily related to the marketing of competitive rates on our performance money market deposit accounts.

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

	Nine Months Ended September 30,
	2009			2008
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans, net (1)(2)	$234,061	$10,226	5.83%	$203,051	$8,937	5.87%
Securities (3)	83,230	3,323	5.32	99,671	4,074	5.45
Other interest-earning assets	6,823	14	0.27	11,227	252	2.99
Total interest-earning assets	324,114	$13,563	5.58	313,949	$13,263	5.63
Noninterest-earning assets	24,928			17,873
Total assets	$349,042			$331,822

Liabilities and
Stockholders' equity:
Interest-bearing liablities:
Interest-bearing
demand deposits	$13,064	$35	0.36%	$11,900	$42	0.47%
Savings accounts	22,825	99	0.58	23,495	140	0.79
Money market accounts	47,998	778	2.16	26,853	640	3.18
Certificates of deposit	85,101	2,229	3.49	93,970	2,866	4.07
Total interest-bearing deposits	168,988	3,141	2.48	156,218	3,688	3.15

Borrowings	120,223	3,523	3.91	116,812	3,516	4.01
Total interest-bearing liabilities	289,211	6,664	3.07	273,030	7,204	3.52

Noninterest-bearing liabilities	19,262			16,645
Total liabilities	308,473			289,675

Stockholders' equity:	40,569			42,147
Total liabilities and
stockholders' equity	$349,042			$331,822

Net interest income		$6,899			$6,059

Interest rate spread (4)			2.51%			2.11%
Net interest margin (5)			2.84			2.57
Average interest-earning
assets to average
interest-bearing liablities			112.07%			114.99%

(1)	Amount is net of deferred loan costs, loans in process and allowance for loan losses.
(2)	Amount includes nonaccrual loans in average balances only.
(3)	Amount does not include effect of unrealized gain (loss) on securities available-for-sale.
(4)	Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30, 2009
	Compared To
	Nine Months Ended September 30, 2008
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest and dividend income:
Loans, net	$1,350	$(61)	$1,289
Securities	(656)	(95)	(751)
Other interest-earning assets	(72)	(166)	(238)
Total interest-earning assets	622	(322)	300

Interest expense:
Deposits	284	(831)	(547)
Borrowings	96	(89)	7
Total interest-bearing liablities	380	(920)	(540)
Change in net interest income	$242	$598	$840

Provision for Loan Losses.  The provision for loan losses was $690,000 for the nine months ended September 30, 2009 compared to $539,000 for the nine months ended September 30, 2008. The increase in the provision is primarily related to growth and composition of the loan portfolio, predominantly in commercial real estate and business, one-to-four family residential, and home equity loans. In addition, although charge-offs declined to $157,000 for the nine months ended September 30, 2009 compared to $350,000 for the nine months ended September 30, 2008, the provision increased to account for potential losses of loans currently in nonaccrual and current conditions in the housing and credit markets.  Total nonaccrual loans increased to $1.5 million at September 30, 2009 compared to $858,000 at September 30, 2008. The increase in nonaccrual loans over the prior year is primarily related to two multi-family properties in our purchased secondary market portfolio.

Noninterest Income.  Noninterest income increased $290,000 to $2.5 million for the nine months ended September 30, 2009 compared to $2.2 million for the nine months ended September 30, 2008. The increase was primarily attributable to an increase in insurance commissions due in part to the acquisition of Allsurance Insurance Agency in March 2009. In addition, fees and service charges increased $61,000 primarily related to an increase in deposit accounts. Gain on sales of available-for-sale securities decreased $83,000 to $73,000 in the current period compared to $156,000 in the prior period.

Noninterest Expense.  The following table summarizes noninterest expense for the periods indicated.

	Nine Months Ended
	September 30,
(Dollars in thousands)	2009	2008
Compensation and employee benefits	$4,393	$4,147
Occupancy	1,057	987
FDIC insurance premiums	459	20
Data processing	331	315
Professional services	489	415
Advertising	138	92
Stationary, printing and supplies	103	84
Telephone	47	45
Postage	105	102
Correspondent bank fees	127	117
Real estate owned expense	19	114
All other	598	532
Total noninterest expense	$7,866	$6,970

Noninterest expense increased $896,000, or 12.9%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to an increase in FDIC insurance premiums. In the current period, the FDIC imposed an industry-wide special five basis point assessment to cover losses in the Deposit Insurance Fund. The Company paid $155,000 for its portion of the special assessment. Increased premiums were also the result of a change in the assessment calculation and the Company’s depletion of credits that were available to offset premiums. In addition, compensation and employee benefits expense increased $246,000 primarily related to the Allsurance Insurance Agency acquisition in March 2009 and the hiring of additional lending personnel in the fourth quarter of the prior year. In the prior period, the Company incurred $114,000 in real estate owned expenses primarily related to properties transferred to REO from the purchased secondary market portfolio.

Income Tax Expense.  Income tax expense for the nine months ended September 30, 2009 was $320,000 compared to $306,000 for the same period in 2008.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At September 30, 2009, cash and cash equivalents totaled $6.3 million. At September 30, 2009, securities classified as available-for-sale totaled $81.9 million, which provides an additional source of liquidity. In addition, at September 30, 2009, the maximum remaining borrowing capacity at the FHLB of Pittsburgh was approximately $88.7 million.

Certificates of deposit due within one year of September 30, 2009 totaled $48.6 million, or 56.2% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds including other certificates of deposit and borrowings. We believe, however, based on past experience, that a significant portion of our maturing certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table summarizes the Company’s commitments at the date indicated.

September 30,
(Dollars in thousands)	2009
Loans in process	$3,470
Unused revolving lines of credit	3,062
Unused commercial business lines of credit	4,665
One-to-four family residential commitments	693
Consumer commitments	720
Total commitments outstanding	$12,610

In May 2009, the FDIC imposed a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounted to 5 basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution’s assessment base. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $155,000. In addition, the FDIC will require, unless specifically exempted, that all institutions prepay on December 30, 2009 their assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012. The prepayment will be based on our assessment rate and assessment base for the third quarter of 2009, assuming a 5 percent annual growth in deposits each year. While the FDIC plan would maintain current assessment rates through 2010, effective January 1, 2011, the rates would increase by three basis points. We will book the total prepayment as a prepaid asset and draw it down as each quarterly payment comes due. In that respect, the prepayment option has the virtue of drawing from available cash and liquidity while not immediately reducing capital.

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2009, we exceeded all of our regulatory capital requirements and are considered “well capitalized” under regulatory guidelines. After careful analysis in the first quarter of 2009, we determined that existing capital was sufficient to meet anticipated needs and that it would not be in the best interests of shareholders to participate in the Capital Purchase Program conducted through the United States Treasury Department as part of the Troubled Asset Relief Program.

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

For the nine months ended September 30, 2009, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There has been no change in FedFirst Financial’s internal control over financial reporting during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, FedFirst Financial’s internal control over financial reporting.

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

The Obama Administration has published a comprehensive regulatory reform plan that is intended to modernize and protect the integrity of the United States financial system and has offered proposed legislation to accomplish these reforms. The President’s plan contains several elements that would have a direct effect on FedFirst Financial and First Federal Savings Bank. Under the initial proposed legislation, the federal thrift charter and the Office of Thrift Supervision would have been eliminated and all companies that control an insured depository institution would be required to register as a bank holding company. The House Financial Services Committee, in cooperation with the Treasury Department, has prepared alternative legislation that would preserve the thrift charter as well as federal mutual holding companies. Under this legislation, the Office of Thrift Supervision would be merged into the Office of the Comptroller of the Currency and a division within that agency would regulate federal thrifts. All holding companies of thrifts would be bank holding companies regulated by the Federal Reserve. Registration as a bank holding company would represent a significant change, as there currently exist significant differences between savings and loan holding company and bank holding company supervision and regulation. For example, the Federal Reserve imposes leverage and risk-based capital requirements on bank holding companies whereas the Office of Thrift Supervision does not impose any capital requirements on savings and loan holding companies. The Administration has also proposed the creation of a new federal agency, the Consumer Financial Protection Agency, that would be dedicated to protecting consumers in the financial products and services market. The creation of this agency could result in new regulatory requirements and raise the cost of regulatory compliance. In addition, legislation stemming from the reform plan could require changes in regulatory capital requirements, loan loss provisioning practices, and compensation practices. If implemented, the foregoing regulatory reforms may have a material impact on our operations. However, because the final legislation may differ significantly from the reform plan proposed by the President or from what is currently being discussed by Congress, we cannot determine the specific impact of regulatory reform at this time.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company made the following purchases of its common stock during the three months ended September 30, 2009.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
July 2009	110	$3.15	-	-
August 2009	3,193	3.10	-	-
Total	3,303	3.10	-

(1)
In July and August 2009, the Company purchased 3,303 shares that were not made pursuant to a publicly announced program. It was the Company’s obligation to purchase shares from participants in the Company’s Equity Incentive Plan to cover income taxes on vested shares.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None.

Item 6.  Exhibits.

3.1	Amended and Restated Charter of FedFirst Financial Corporation (1)

3.2	Amended and Restated Bylaws of FedFirst Financial Corporation (2)

3.3	Amendment, effective September 22, 2009, to the Amended and Restated Bylaws of FedFirst Financial Corporation (4)

4.0	Specimen Stock Certificate of FedFirst Financial Corporation (1)

10.1	Amendment to the Employment Agreement by and between Exchange Underwriters, Inc. and Richard B. Boyer, effective September 19, 2009 (3)

31.1	Rule 13a-14 (a) / 15d-14 (a) Certification (President and Chief Executive Officer)

31.2	Rule 13a-14 (a) / 15d-14 (a) Certification (Chief Financial Officer)

32.1	Certification of Patrick G. O’Brien pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Robert C. Barry Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Exhibits to the Registration Statement on Form SB-2, and amendments thereto, initially filed on December 17, 2004, Registration No. 333-121405.
(2)	Incorporated herein by reference to the Exhibits to FedFirst Financial Corporation’s Form 10-K filed on March 16, 2009.
(3)	Management contract or compensation plan or arrangement.
(4)	Incorporated herein by reference to FedFirst Financial Corporation’s Form 8-K filed on September 28, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDFIRST FINANCIAL CORPORATION
(Registrant)

Date:	November 13, 2009	/s/ Patrick G. O’Brien
Patrick G. O’Brien
President and Chief Executive Officer

Date:	November 13, 2009	/s/ Robert C. Barry Jr.
Robert C. Barry Jr.
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Chief Accounting Officer)