Form 10-K
period 2009-12-31
FedFirst Financial CORP
filed 2010-03-12
CIK 1308017

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates as of June 30, 2009 was approximately $7,826,000.

The number of shares outstanding of the registrant’s common stock as of March 11, 2010 was 6,325,772.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

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

General

FedFirst Financial Corporation is a federally chartered holding company established in 1999 to be the holding company for First Federal Savings Bank. FedFirst Financial’s business activity is the ownership of the outstanding capital stock of First Federal. FedFirst Financial’s wholly owned subsidiaries are First Federal Savings Bank, a federally chartered stock savings bank, and FedFirst Exchange Corporation (“FFEC”). FFEC has an 80% controlling interest in Exchange Underwriters, Inc. Exchange Underwriters, Inc. is a full-service, independent insurance agency that offers property and casualty, commercial liability, surety and other insurance products.

First Federal Savings Bank operates as a community-oriented financial institution offering residential, multi-family and commercial mortgages, consumer loans and commercial business loans as well as a variety of deposit products for individuals and businesses from nine locations in southwestern Pennsylvania. First Federal conducts insurance brokerage activities through Exchange Underwriters, Inc. Exchange Underwriters is a full-service, independent insurance agency that offers property and casualty, commercial liability, surety, life, health, and other insurance for individuals and small businesses.

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

In April 2005, FedFirst Financial completed its initial public offering. In connection with the offering, the Company sold 3,636,875 shares of common stock to FFMHC. As a result, FFHMC owned 55% of the Company’s original issuance of common stock. At December 31, 2009, FFHMC’s ownership of common stock increased to 57.5% as a result of the Company’s common stock repurchase programs throughout 2008 and part of 2009 which reduced the number of outstanding shares.

Our website address is www.firstfederal-savings.com. Information on our website should not be considered a part of this Annual Report on Form 10-K.

Market Area

Our nine banking offices are located in Fayette, Washington and Westmoreland counties, which is located in the southern suburban area of metropolitan Pittsburgh. Generally, our offices are located in small industrial communities that, in the past, relied extensively on the steel industry. Until the mid-1970s, these communities flourished. However, in the past 30 years, the economy of our market area has diminished in direct correlation with the decline in the United States steel industry. With the decline of the steel industry, Fayette, Washington and Westmoreland counties now have smaller and more diversified economies, with employment in services constituting the primary source of employment in all three counties. The largest private sector employers in our market area are providers of health care services.

        In the past, the communities in which our offices are located provided a stable customer base for traditional thrift products, such as statement savings, certificates of deposit and residential mortgages. Following the closing of the area’s steel mills, population and employment trends declined. The population in many of the smaller communities in our market area continues to shrink as the younger population leaves to seek better and more reliable employment. As a result, the median age of our customers has been increasing. With an aging customer base and little new real estate development, the lending opportunities in our primary market area are limited. To counter these trends, we expanded into communities that are experiencing population growth and economic expansion. In July 2006, we opened an office in Peters Township in Washington County. In June 2007, we opened an office in the downtown area of Washington, Pennsylvania.

According to the U.S. Census Bureau, the total population of our three-county market area was approximately 712,000 as of July 2008. Fayette and Westmoreland Counties have experienced shrinking populations, while Washington County has experienced slight growth since the last census in 2000. Our market areas are stable with median household income estimated to be $35,421 in Fayette County, $50,169 in Washington County, and $48,828 in Westmoreland County in 2009. In addition, according to the U.S. Department of Labor, as of December 2009, the unemployment rate in our market area was 10.5% in Fayette County, 8.3% in Washington County and 8.4% in Westmoreland County, compared to 8.5% for the entire state of Pennsylvania and 10.0% for the United States.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market area and from other financial service companies, such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2009, which is the most recent date for which data is available from the FDIC, we held approximately 0.26% of the deposits in the Pittsburgh metropolitan area. Banks owned by The PNC Financial Services Group, Inc., First Niagara Financial Group, Inc. and

Citizens Financial Group, Inc. also operate in our market area. These institutions, as well as many other banking institutions operating in our market area, are significantly larger than us and, therefore, have significantly greater resources.

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

Prior to 2006, we purchased newly originated single family, fixed-rate mortgage loans to supplement our origination activities. The properties securing the loans are located in 16 states around the country. We underwrote all of the purchased loans to the same standards as loans originated by us. We may purchase additional loans in the future to supplement our origination activities. At December 31, 2009, we had 132 purchased residential loans that totaled $23.8 million. Of these, 54 loans totaling $8.0 million were secured by homes in Michigan and 26 loans totaling $5.4 million were secured by homes in Ohio.

While residential real estate loans are normally originated with up to 30-year terms, such loans may remain outstanding for shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

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

In an effort to provide financing for low and moderate income and first-time buyers, we offer a special home buyers program. We offer residential mortgage loans through this program to qualified individuals and originate the loans using modified underwriting guidelines, including reduced fees and loan conditions. We do not engage in subprime or alt-A lending.

Commercial and Multi-Family Real Estate Loans. We offer a variety of fixed and adjustable rate mortgage loans secured by commercial property and multi-family real estate. These loans generally have terms of ten years with a 20 year amortization and are typically secured by apartment buildings, office buildings, or manufacturing facilities. Loans are secured by first mortgages, and amounts generally do not exceed 80% of the property’s appraised value. In addition to originating these loans, we also participate in loans originated at other financial institutions in the region.

Prior to 2006, we purchased newly originated multi-family real estate loans as part of our efforts to increase our loan portfolio. The properties securing the loans are located in seven states throughout the country. We desired geographic diversification among the purchased loans so that we would not concentrate exposure to changes in any particular local or regional economy. We underwrote all of the purchased loans to the same standards as loans originated by us. At December 31, 2009, purchased multi-family real estate loans totaled $6.0 million.

At December 31, 2009, our largest multi-family real estate loan was $1.7 million and was secured by multi-family apartment buildings. Our largest commercial real estate loan was $2.5 million and was secured by a commercial property. These loans were performing in accordance with their original terms at December 31, 2009.

At December 31, 2009, loan participations totaled $9.7 million. All of the properties securing these loans are located in the Pittsburgh metropolitan area. Our largest participation loan was $2.5 million.

Construction Loans. We originate loans to individuals to finance the construction of residential dwellings. We also make loans for the construction of commercial properties, including apartment buildings and owner-occupied properties used for businesses. Our residential construction loans generally provide for the payment of interest only during the construction phase, which is usually 12 months. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Loans generally can be made with a maximum loan-to-value ratio of 97% on residential construction and 80% on commercial construction. Loans with loan-to-value ratios in excess of 80% on residential construction generally require private mortgage insurance or additional collateral. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also will require an inspection of the property before disbursement of funds during the term of the construction loan.

At December 31, 2009, our largest outstanding residential construction loan commitment was for $800,000, of which none has been disbursed. At December 31, 2009, our largest outstanding commercial construction commitment was for $1.3 million, of which $1.2 million had been disbursed. These loans were performing in accordance with their original terms at December 31, 2009.

Commercial Business Loans. We originate commercial business loans to professionals and small businesses in our market area. We offer installment loans for a variety of business needs including capital improvements and equipment acquisition. Other commercial loans are secured by business assets such as accounts receivable, inventory, and equipment, and are typically backed by the personal guarantee of the borrower. We originate working capital lines of credit to finance the short-term needs of businesses. These credit lines are repaid by seasonal cash flows from operations and are also typically backed by the personal guarantee of the borrower.

We also originate commercial leases through a Pittsburgh area machinery and equipment leasing company. These leases are secured by machinery and equipment. At December 31, 2009, we had 20 equipment leases totaling $3.5 million.

When evaluating commercial business loans, we perform a detailed financial analysis of the borrower and/or guarantor which includes but is not limited to: cash flow and balance sheet analysis, debt service capabilities, review of industry (geographic and economic conditions) and collateral analysis. We independently underwrite in accordance with our commercial loan policy all of the equipment leases that we originate through the third-party leasing company.

At December 31, 2009, our largest commercial business loan relationship was a $2.0 million warehouse line of credit, of which $520,000 was outstanding. This loan was performing in accordance with its original terms at December 31, 2009.

Consumer Loans. Our consumer loans include home equity lines of credit, home equity installment loans, loans on savings accounts, and personal lines of credit and installment loans.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

We offer home equity installment loans and home equity lines of credit with a maximum combined loan-to-value ratio of 100%. In 2007, we discontinued offering home equity loans with a maximum loan-to-value ratio greater than 100%. Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate as reported in The Wall Street Journal. Home equity installment loans have fixed interest rates and terms that range up to 30 years.

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

Commercial and Multi-Family Real Estate Loans. Loans secured by commercial and multi-family real estate generally have larger balances and involve a greater degree of risk than residential mortgage loans. Of primary concern in commercial and multi-family real estate lending is the borrower’s creditworthiness and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flow on income properties, we require borrowers and/or guarantors to provide annual financial statements regarding the commercial and multi-family real estate. In reaching a decision on whether to grant a commercial or multi-family real estate loan, we consider the cash flow of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. We also may look to the financial strength of any related entities in approving the request.

We have generally required that the properties securing these real estate loans have a debt service coverage ratio (cash flow available to service debt / debt service) of at least 1.25x and a leverage ratio (debt to worth) of less than 3.0x. Environmental surveys are obtained for requests greater than $1.0 million or when circumstances suggest the possibility of the presence of hazardous materials.

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

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are telephone marketing efforts, existing customers, walk-in traffic, loan brokers, advertising and referrals from customers. We have a relationship with a mortgage broker through which we originate a substantial portion of our residential mortgage loans, and we have a relationship with a commercial leasing company through which we originate commercial equipment leases. We generally originate loans for our portfolio and have not sold any loans in recent years with the exception of the sale of our student loan portfolio in 2006. Prior to 2006, we had purchased loans to supplement our own loan originations.

Loan Approval Procedures and Authority. Our lending activities follow written, nondiscriminatory, underwriting standards and loan origination procedures established by our board of directors and management. The board of directors has granted certain loan approval authority to a committee of officers. The loan committee approves all residential mortgages, construction loans and all consumer loans that exceed the authority level of certain officers. All commercial and multi-family loans over $500,000 and loans or extensions of credit to insiders require the approval of the board of directors. All commercial loans up to $500,000 require approval from a committee that includes two executive officers.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15.0% of our unimpaired capital and surplus. At December 31, 2009, our regulatory limit on loans to one borrower was $5.4 million. At that date, our largest lending relationship was a $2.5 million commercial real estate loan. This loan was performing in accordance with its original terms at December 31, 2009.

Loan Commitments. We issue commitments for fixed and adjustable rate mortgage and commercial loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 45 days.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, Government-sponsored enterprise securities and securities of various federal agencies and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in corporate securities and mutual funds. We also are required to maintain an investment in Federal Home Loan Bank (“FHLB”) of Pittsburgh stock. While we have the authority under applicable law and our investment policies to invest in derivative securities, we have never invested in such investments at December 31, 2009.

At December 31, 2009, our investment portfolio consisted of mortgage-backed securities issued primarily by Fannie Mae, Freddie Mac and Ginnie Mae, guaranteed and private label REMIC pass-through certificates, Government-sponsored enterprise securities, municipal bonds, and corporate debt securities.

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

Insurance Activities

We conduct insurance brokerage activities through our 80%-owned subsidiary, Exchange Underwriters. Exchange Underwriters is a full-service, independent insurance agency that offers a variety of property and casualty, liability, and other insurance products for small businesses and individuals through over 25 insurance carriers. Exchange Underwriters is licensed in more than 35 states. In addition to serving businesses and individuals in the Pittsburgh metropolitan areas, Exchange Underwriters has developed specialty programs that are sold nationwide.

Exchange Underwriters generates revenues primarily from commissions paid by insurance companies with respect to the placement of insurance products. Commission revenue includes contingent commissions, which are commissions paid by an insurance carrier that are based on the overall profit and/or volume of the business placed with that insurance carrier during a particular calendar year.

In March 2009, Exchange Underwriters expanded its operation through the acquisition of the Allsurance Insurance Agency, which is a full service independent insurance agency that offers insurance for individuals and small businesses.

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and economic conditions.

Deposit Accounts. Substantially all of our depositors are residents of Pennsylvania. Deposits are attracted from within our market area through the offering of a broad selection of deposit products such as noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), statement savings accounts and certificates of deposit (including individual retirement accounts). Deposit products are supported by services including internet banking, bill pay and telephone banking. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, liquidity needs, profitability, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our current strategy is to offer competitive rates on all types of deposit products.

In addition to accounts for individuals, we also offer deposit accounts designed for the businesses operating in our market area. Our business banking deposit products include commercial checking accounts, money market accounts, sweep services and remote electronic deposit.

At December 31, 2009, we did not have any brokered deposits.

Borrowings. We utilize advances from the FHLB and, to a limited extent, repurchase agreements to supplement our supply of investable funds. First Federal Savings Bank also has the ability to borrow from the Federal Reserve based upon eligible collateral. The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States or Government-sponsored enterprises), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness.

Properties

We currently conduct our banking business through nine full-service offices in Monessen (2), Monongahela, Belle Vernon, Uniontown, Donora, Perryopolis, McMurray and Washington, Pennsylvania. Our administrative offices are in

Monessen. Exchange Underwriters has offices in Canonsburg and Mt. Lebanon, Pennsylvania. We own all of our banking offices except for those in McMurray, Washington and one of the two offices in Monessen. The lease for our McMurray office expires in 2011 and has an option for an additional five years. The lease for our Washington office expires in 2017 and has an option for two additional five year periods. The lease for our Monessen office expires in February 2012. In addition, the Uniontown office is subject to a ground lease that expires in 2014 and has an option to extend for two separate five year periods. Both of Exchange Underwriters’ offices are under lease until 2012. The Exchange Underwriters’ offices in Canonsburg and Mt. Lebanon have options for an additional five years and two years, respectively. The net book value of the land, buildings, furniture, fixtures and equipment owned by us was $2.4 million at December 31, 2009.

Personnel

At December 31, 2009, we had 91 full-time equivalent employees, including 16 employees of our insurance agency subsidiary, none of whom is represented by a collective bargaining unit. We believe that our relationship with our employees is good.

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

Subsidiaries

FedFirst Financial’s only direct subsidiary is First Federal Savings Bank. First Federal Savings Bank’s only direct subsidiary is FedFirst Exchange Corporation. FedFirst Exchange Corporation owns an 80% interest in Exchange Underwriters.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are elected by the board of directors and serve at the board’s discretion. The following individuals currently serve as executive officers of FedFirst Financial and First Federal Savings Bank.

Name	Position
Patrick G. O’Brien	President and Chief Executive Officer of FedFirst Financial and First Federal Savings Bank

Robert C. Barry, Jr.	Executive Vice President and Chief Financial Officer of FedFirst Financial and First Federal Savings Bank

Richard B. Boyer	Vice President—Insurance of First Federal and President of Exchange Underwriters, Inc.

Henry B. Brown III	Vice President—Loan Administration of First Federal Savings Bank

Geraldine A. Ferrara	Vice President—Branch Services and Sales of First Federal Savings Bank

Jennifer L. George	Vice President—Bank Operations of First Federal Savings Bank

Jamie L. Prah	Vice President—Controller and Treasurer of First Federal Savings Bank and Vice President of FedFirst Financial

DaCosta Smith, III	Vice President—Human Resources of First Federal Savings Bank and Vice President of FedFirst Financial

Below is information regarding our executive officers who are not also directors. Each executive officer has held his or her current position for at least the last five years unless stated otherwise. Ages presented are as of December 31, 2009.

Robert C. Barry, Jr. has served as the Senior Vice President and Chief Financial Officer of FedFirst Financial and First Federal since April 1, 2006. Prior to joining FedFirst Financial, Mr. Barry served as Senior Vice President of the PNC Financial Services Group, Inc. Age 66

Henry B. Brown III has served as Vice President of First Federal since August 2007. Prior to joining First Federal, Mr. Brown served as Senior Vice President—Treasury Management at WesBanco Bank, Inc. from May 2005 to August 2007 and as Owner/Partner of Good Deeds, Inc., a real estate services firm, from May 2002 to May 2005. Prior to Good Deeds, Inc., Mr. Brown held several positions at PNC Bank. Age 58.

Geraldine A. Ferrara joined First Federal in October 2005 as Vice President—Consumer Sales Manager. In August 2006, she was named Vice President—Branch Services and Sales. Prior to working with First Federal, Ms. Ferrara served as Vice President—Market Manager at PNC Bank from June 2004 to October 2005 and as Vice President—Sector Service Manager from July 1999 to May 2004. Age 58.

Jennifer L. George joined First Federal in January 2006 as Assistant Controller. In July 2007, she was named Vice President—Bank Operations. Prior to working with First Federal, Ms. George served as Accounts Payable Manager with Del Monte Foods from April 2005 to December 2005 and Accounting Manager at First Commonwealth, formerly Great American Federal, from January 2003 to December 2004. Age 38.

Jamie L. Prah has served as Vice President—Controller and Treasurer of First Federal since February 2005. Prior to joining First Federal, Mr. Prah served as Corporate Controller of North Side Bank from July 2004 to February 2005. Before serving with North Side Bank, Mr. Prah was Vice President and Controller of Great American Federal from May 2002 to June 2004 and Assistant Vice President—Internal Audit from May 2000 to May 2002. Age 39.

DaCosta Smith, III has served as the Vice President—Director of Human Resources for First Federal since 1992. Age 54.

REGULATION AND SUPERVISION

General

First Federal Savings Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and by the Federal Deposit Insurance Corporation as the insurer of its deposits. First Federal Savings Bank is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation. First Federal Savings Bank must file reports with the Office of Thrift Supervision concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of Thrift Supervision to evaluate First Federal Savings Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for loan losses for regulatory purposes. Any change in such policies, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material adverse impact on FedFirst Financial, FFMHC and First Federal Savings Bank and their operations.

Certain of the regulatory requirements that are or will be applicable to First Federal Savings Bank and FedFirst Financial are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on First Federal Savings Bank and FedFirst Financial and is qualified in its entirety by reference to the actual statutes and regulations.

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

Federal Banking Regulation

Business Activities. The activities of federal savings banks, such as First Federal Savings Bank, are governed by federal laws and regulations. Those laws and regulations delineate the nature and extent of the business activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Capital Requirements. The Office of Thrift Supervision’s capital regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% Tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Tier 1 (core) capital is generally defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 capital) include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. At December 31, 2009, First Federal Savings Bank met each of its capital requirements.

Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. Generally, a savings association that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “undercapitalized.” A savings association that has a total risk-based capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings association that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company up to the lesser of 5% of the savings association’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital requirements. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

Insurance of Deposit Accounts. First Federal Savings Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. Effective April 1, 2009, assessment rates range from seven to 77-1/2 basis points. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. The Federal Deposit Insurance Corporation provided for similar assessments during the final two quarters of 2009, if deemed necessary. However, in lieu of further special assessments, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings will be recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2014. In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010 and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and December 31, 2009 would be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012, or in some cases, December 31, 2012. First Federal Savings Bank participates in the unlimited noninterest bearing transaction account coverage, and First Federal Savings Bank and FedFirst Financial opted not to participate in the unsecured debt guarantee program.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the calendar year ending December 31, 2009 averaged 1.06 basis points of assessable deposits.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of First Federal Savings Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. The management of First Federal Savings Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

Qualified Thrift Lender Test. Federal law requires savings associations to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities but also including education, credit card and small business loans) in at least 9 months out of each 12-month period.

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2009, First Federal Savings Bank met the qualified thrift lender test.

Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings association, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like First Federal Savings Bank, it is a subsidiary of a holding company. If First Federal Savings Bank’s capital ever fell below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of Thrift Supervision determines that such distribution would constitute an unsafe or unsound practice.

Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness in various areas such as internal controls and information systems, internal audit, loan documentation and credit underwriting, interest rate exposure, asset growth and quality, earnings and compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the Office of Thrift Supervision determines that a savings association fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard.

Community Reinvestment Act. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to comply with the provisions of the Community Reinvestment Act could result in restrictions on its activities. First Federal Savings Bank received a “satisfactory” Community Reinvestment Act rating in its most recently completed examination.

Transactions with Related Parties. Federal law limits First Federal Savings Bank’s authority to engage in transactions with “affiliates” (e.g., any entity that controls or is under common control with First Federal Savings Bank, including FedFirst Financial and FedFirst Financial Mutual Holding Company and their other subsidiaries). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings association. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings association’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must generally be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings associations are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings association may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by FedFirst Financial to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, First Federal Savings Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The laws limit both the individual and aggregate amount of loans that First Federal Savings Bank may make to insiders based, in part, on First Federal Savings Bank’s capital level and requires that certain board approval procedures be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved.

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings associations and has authority to bring actions against the institution and all institution-affiliated parties, including shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings association. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Assessments. Savings associations are required to pay assessments to the Office of Thrift Supervision to fund the agency’s operations. The general assessments, paid on a semi-annual basis, are computed based upon the savings association’s (including consolidated subsidiaries) total assets, financial condition and complexity of its portfolio.

Federal Home Loan Bank System. First Federal Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. First Federal Savings Bank, as a member of the Federal Home Loan Bank of Pittsburgh, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. First Federal Savings Bank was in compliance with this requirement at December 31, 2009.

The Federal Home Loan Banks have been required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These and similar requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If interest on future Federal Home Loan Bank advances increased, our net interest income would likely also be reduced.

Federal Reserve System. The Federal Reserve Board regulations require savings associations to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $44.4 million; a 10% reserve ratio is applied above $44.4 million. The first $10.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually and, for 2010, require a 3% ratio for up to $55.2 million and an exemption of $10.7 million. First Federal Savings Bank complies with the foregoing requirements. In October 2008, the Federal Reserve Board began paying interest on certain reserve balances.

Other Regulations

First Federal Savings Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

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

The operations of First Federal Savings Bank also are subject to the:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check.

Regulatory Restructuring Legislation

The Obama Administration has proposed, and the House of Representatives and Senate are currently considering, legislation that would restructure the regulation of depository institutions. Proposals range from the merger of the Office of Thrift Supervision with the Comptroller of the Currency, which regulates national banks, to the creation of an independent federal agency that would assume the regulatory responsibilities of the Office of Thrift Supervision, Federal Deposit Insurance Corporation, Office of the Comptroller of the Currency and Federal Reserve Board. The federal savings association charter would be eliminated and federal associations required to become banks under some proposals, although others would grandfather existing charters such as that of First Federal Savings Bank. Also proposed is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions would be reduced under certain proposals as well.

Enactment of any of these proposals would revise the regulatory structure imposed on First Federal Savings Bank, which could result in more stringent regulation. At this time, management has no way of predicting the contents of any final legislation, or whether any legislation will be enacted all.

FEDERAL AND STATE TAXATION

Federal Income Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2005. For its 2009 fiscal year, FedFirst Financial’s maximum federal income tax rate was 34%.

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

Bad Debt Reserves. For fiscal years beginning before 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. Approximately $1.5 million of FedFirst Financial’s accumulated bad debt reserves would not be recaptured into taxable income unless First Federal Savings Bank makes a “non-dividend distribution” to FedFirst Financial as described below.

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

State Taxation

FedFirst Financial and its non-thrift Pennsylvania subsidiaries are subject to the Pennsylvania Corporation Net Income Tax and Capital Stock and Franchise Tax. The state Corporate Net Income Tax rate for fiscal years ended 2009, 2008 and 2007 was 9.99% and was imposed on FedFirst Financial’s and its non-thrift subsidiaries’ unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of 0.389% of a corporation’s capital stock value, which is determined in accordance with a fixed formula.

ITEM 1A.	RISK FACTORS

Turmoil in the financial markets could have an adverse effect on our financial position or results of operations.

Beginning in 2008, United States and global financial markets experienced severe disruption and volatility, and general economic conditions have declined significantly. Adverse developments in credit quality, asset values and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic and regulatory environment, have had a negative impact on the industry. The United States and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have implemented programs intended to improve general economic conditions. The U.S. Department of the Treasury created the Capital Purchase Program under the Troubled Asset Relief Program, pursuant to which the Treasury Department provided additional capital to participating financial institutions through the purchase of preferred stock or other securities. Other measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; regulatory action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. Notwithstanding the actions of the United States and other governments, there can be no assurances that these efforts will be successful in restoring industry, economic or market conditions to their previous levels and that they will not result in adverse unintended consequences. Factors that could continue to pressure financial services companies, including FedFirst Financial, are numerous and include (1) worsening credit quality, leading among other things to increases in loan losses and reserves, (2) continued or worsening disruption and volatility in financial markets, leading among other things to continuing reductions in asset values, (3) capital and liquidity concerns regarding financial institutions generally, (4) limitations resulting from or imposed in connection with governmental actions intended to stabilize or provide additional regulation of the financial system, or (5) recessionary conditions that are deeper or last longer than currently anticipated.

The recent economic recession could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Our business activities and earnings are affected by general business conditions in the United States and in our local market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in our market area in particular. The national economy has recently experienced a recession, with rising unemployment levels, declines in real estate values and an erosion in consumer confidence. Dramatic declines in the U.S. housing market over the past few years, with falling home prices and increasing foreclosures, have negatively affected the credit performance of mortgage loans and resulted in significant write-downs of asset values by many financial institutions. Our local economy has mirrored the overall economy. A prolonged or more severe economic downturn, continued elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms. Most of our loans are secured by real estate or made to businesses in the southern suburban area of metropolitan Pittsburgh. As a result of this concentration, a prolonged or more severe downturn in the local economy could result in significant increases in nonperforming loans, which would negatively impact our interest income and result in higher provisions for loan losses, which would hurt our earnings. The economic downturn could also result in reduced demand for credit or fee-based products and services, which would negatively impact our revenues.

Changes in interest rates could reduce our net interest income and earnings.

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our net interest spread is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates—up or down—could adversely affect our net interest spread and, as a result, our net interest income and net interest margin. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract. This contraction could be more severe following a prolonged period of lower interest rates, as a larger proportion of our fixed rate residential loan portfolio will have been originated at those lower rates and borrowers may be more reluctant or unable to sell their homes in a higher interest rate environment. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.

Our emphasis on residential mortgage loans exposes us to a risk of loss due to a decline in property values.

At December 31, 2009, $158.1 million, or 64.6%, of our loan portfolio consisted of residential mortgage loans, and $27.1 million, or 11.1%, of our loan portfolio consisted of home equity loans. We currently originate home equity lines of credit with maximum combined loan-to-value ratios of up to 100%. Until 2007, such loans were offered with combined loan-to-value ratios of up to 125%. Recent declines in the housing market have resulted in declines in real estate values in our market areas. These declines in real estate values could cause some of our mortgage and home equity loans to be inadequately collateralized—particularly those home equity loans that were originated with combined loan-to-value ratios in excess of 100%—which would expose us to a greater risk of loss in the event that we seek to recover on defaulted loans by selling the real estate collateral.

Commercial lending may expose us to increased lending risks.

At December 31, 2009, $53.9 million, or 22.0%, of our loan portfolio consisted of commercial and multi-family real estate loans, commercial construction loans and commercial business loans. Commercial lending is an important part of our business strategy, and we expect this portion of our loan portfolio to continue to grow. Commercial loans generally expose a lender to greater risk of non-payment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation of the borrower’s business. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.

The unseasoned nature of our commercial loan portfolio may expose us to increased lending risks.

Many of our commercial real estate and commercial business loans are unseasoned, meaning that they were originated recently. Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectibility. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our expectations, which could negatively affect our future performance.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.

As of December 31, 2009, our investment portfolio included 28 securities with unrealized losses of $3.0 million that we considered for other-than-temporary impairment. We evaluate our securities portfolio for other-than-temporary impairment throughout the year. Each investment that has a fair value less than book value is reviewed on a quarterly basis. An impairment charge is recorded against individual securities if management concludes that the decline in value is other than temporary. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

Included in securities with unrealized losses are three trust preferred securities with an amortized cost basis of $4.0 million and a fair value of $2.1 million at December 31, 2009. The trust preferred securities were issued by two issuer pools consisting of insurance companies. A number of factors or combinations of factors could cause us to conclude in future reporting periods that these securities have experienced other-than-temporary impairment. These factors include, but are not limited to, failure to make scheduled interest payments, an increase in the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value or changes in market conditions, and industry or issuer-specific factors that would render us unable to forecast a full recovery of the amortized cost basis.

Higher loan losses could require us to increase our allowance for loan losses through a charge to earnings.

When we loan money we incur the risk that our borrowers will not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. The recent decline in the national economy and the local economies of the areas in which our loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss provisions in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulator, the Office of Thrift Supervision, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the Office of Thrift Supervision after a review of the information available at the time of its examination. Our allowance for loan losses amounted to 1.03% of total loans outstanding and 204% of nonperforming loans at December 31, 2009. Our allowance for loan losses at December 31, 2009, may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings.

We do not control the premiums on which our insurance commissions are based, and volatility or declines in premiums may negatively impact the revenues of our insurance agency.

Exchange Underwriters derives most of its revenues from commissions for brokerage services. We do not determine insurance premiums on which our commissions are generally based. Fluctuations in premiums charged by the insurance carriers have a direct and potentially material impact on Exchange Underwriters’ results of operations. Commission levels generally follow the same trend as premium levels, as commissions are derived from a percentage of the premiums paid by the insureds. Due to their cyclical nature, insurance premiums may vary widely between periods. Such variations can have a potentially material impact on our commission revenues.

Contingent commissions paid by insurance companies are less predictable than standard commissions, and any decrease in the amount of contingent commissions received by Exchange Underwriters could adversely affect its results of operations.

Exchange Underwriters derives a portion of its revenues from contingent commissions paid by insurance companies. Contingent commissions are special revenue-sharing commissions paid by insurance companies based upon the profitability, volume and/or growth of the business placed with such companies during the prior year. If, due to the current economic environment or for any other reason, Exchange Underwriters is unable to meet insurance companies’ profitability, volume and/or growth thresholds, and/or insurance companies increase their estimate of loss reserves, over which Exchange Underwriters has no control, actual contingent commissions received by Exchange Underwriters could be less than anticipated, which could negatively affect Exchange Underwriters’ revenues.

Our market area limits our growth potential.

Our offices are located primarily in small industrial communities in the southern suburban area of metropolitan Pittsburgh. Most of these communities have experienced population and economic decline as a result of the decline of the United States steel industry. Because we have an aging customer base and there is little new real estate development in several of the communities where our offices are located, the opportunities for originating loans and growing deposits in our primary market area are limited. If we are unable to grow our business it will be difficult for us to increase our earnings.

Our branching strategy may not be successful.

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

We own stock in the Federal Home Loan Bank of Pittsburgh, which is experiencing financial difficulties.

Our agreement with the Federal Home Loan Bank of Pittsburgh requires us to purchase capital stock in the Federal Home Loan Bank commensurate with the amount of our advances and unused borrowing capacity. This stock is carried at cost and was $6.9 million at December 31, 2009. If the Federal Home Loan Bank of Pittsburgh is unable to meet minimum regulatory capital requirements or is required to aid the remaining Federal Home Loan Banks, our holding of Federal Home Loan Bank stock may be determined to be other than temporarily impaired and may require a charge to our earnings, which could have a material impact on our financial condition, results of operations and cash flows.

Additionally, in December 2008, the Federal Home Loan Bank of Pittsburgh announced that, as a result of deterioration in earnings, it did not intend to pay a dividend on its common stock for the foreseeable future, which resulted in it not paying a dividend for all of 2009. Moreover, the Federal Home Loan Bank of Pittsburgh indicated that it would not redeem any common stock associated with member advance repayments and that it may increase its individual member stock investment requirements. The absence of a dividend, the inability to redeem our Federal Home Loan Bank stock, and the obligation to increase our investment in the Federal Home Loan Bank would hurt our interest income.

Our purchase of out-of-state loans may expose us to increased lending risks.

Prior to 2006, we purchased newly originated residential and multi-family real estate loans secured by properties throughout the United States in order to supplement our own loan originations. At December 31, 2009, we had $23.8 million of purchased residential mortgage loans, of which $227,000 were non-performing, and $6.0 million of purchased multi-family real estate loans, of which $634,000 were non-performing. It is difficult to assess the future performance of this part of our loan portfolio because the properties securing these loans are located outside of our market area, which makes them more difficult to monitor. We can give no assurance that these loans will not have delinquency or charge-off levels above our historical experience, which would adversely affect our future performance.

We are dependent upon the services of key executives.

We rely heavily on our President and Chief Executive Officer, Patrick G. O’Brien. We also rely heavily on the President of Exchange Underwriters, Richard B. Boyer, to manage our insurance operations. The loss of Mr. O’Brien or Mr. Boyer could have a material adverse impact on our operations because, as a small company, we have fewer management-level personnel that have the experience and expertise to readily replace these individuals. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition, and results of operations. We have employment agreements with Messrs. O’Brien and Boyer. We maintain life insurance covering Mr. Boyer under a bank-owned life insurance program.

Increased and/or special FDIC assessments will hurt our earnings.

The recent economic recession has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $155,000. In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012. Additional increases in the base assessment rate or special assessments would negatively impact our earnings.

Strong competition within our market area could reduce our profits and slow growth.

We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and at times has forced us to offer higher deposit rates. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. As of June 30, 2009, which is the most recent date for which information is available, we held 0.26% of the deposits in the Pittsburgh metropolitan area and less than 2.0% of the deposits in each of the counties in which our offices are located. Several of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our primary federal regulator, and by the Federal Deposit Insurance Corporation, as insurer of our deposits. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of First Federal Savings Bank rather than for holders of our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Proposed regulatory reform may have a material impact on our operations.

The Obama Administration has published a comprehensive regulatory reform plan that is intended to modernize and protect the integrity of the United States financial system and has offered proposed legislation to accomplish these reforms. The U.S. House of Representatives has passed financial regulatory reform legislation and the Senate is considering its own version. These various plans contain several elements that would have a direct effect on FedFirst Financial and First Federal Savings Bank. Under the proposed legislation, the federal thrift charter and the Office of Thrift Supervision would be eliminated and all companies that control an insured depository institution must register as a bank holding company. Existing federal thrifts, such as First Federal Savings Bank, would become a national bank or could choose to adopt a state charter. Registration as a bank holding company would represent a significant change, as there currently exist significant differences between savings and loan holding company and bank holding company supervision and regulation. For example, the Federal Reserve imposes leverage and risk-based capital requirements on bank holding companies whereas the Office of Thrift Supervision does not impose any capital requirements on savings and loan holding companies. The Administration has also proposed the creation of a new federal agency, the Consumer Financial Protection Agency, that would be dedicated to protecting consumers in the financial products and services market. The creation of this agency could result in new regulatory requirements and raise the cost of regulatory compliance. In addition, legislation stemming from the reform plan could require changes in regulatory capital requirements, loan loss provisioning practices, and compensation practices. If implemented, the foregoing regulatory reforms may have a material impact on our operations. However, because the final legislation may differ significantly from the reform plan proposed by the President or passed by the House of Representatives, we cannot determine the specific impact of regulatory reform at this time.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We currently conduct our banking business through nine full-service offices in Monessen (2), Monongahela, Belle Vernon, Uniontown, Donora, Perryopolis, McMurray and Washington, Pennsylvania. Our administrative offices are in Monessen. Exchange Underwriters has offices in Canonsburg and Mt. Lebanon, Pennsylvania. We own all of our banking offices except for those in McMurray, Washington and one of the two offices in Monessen. The lease for our McMurray office expires in 2011 and has an option for an additional five years. The lease for our Washington office expires in 2017 and has an option for two additional five year periods. The lease for our Monessen office expires in February 2012. In addition, the Uniontown office is subject to a ground lease that expires in 2014 and has an option to extend for two separate five year period. Both of Exchange Underwriters’ offices are under lease until 2012. The Exchange Underwriters’ offices in Canonsburg and Mt. Lebanon have options for an additional five years and two years, respectively. The net book value of the land, buildings, furniture, fixtures and equipment owned by us was $2.4 million at December 31, 2009.

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

ITEM 4.	[RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market, Holder and Dividend Information

Our common stock is listed on the NASDAQ Capital Market under the trading symbol “FFCO.” The following table sets forth the high and low sales prices of the common stock for the four quarters of 2009 and 2008, as reported on the NASDAQ Capital Market.

	2009		2008
Quarter	High	Low	High	Low
First Quarter	$4.55	$3.05	$9.30	$8.00
Second Quarter	4.35	3.09	8.30	5.41
Third Quarter	5.10	3.05	8.00	5.35
Fourth Quarter	4.21	3.20	6.20	4.21

FedFirst Financial has not declared or paid any dividends to date to its stockholders. FedFirst Financial’s ability to pay dividends is dependent on dividends received from First Federal. For a discussion of restrictions on the payment of cash dividends by First Federal, see “Business – Regulation and Supervision – Federal Savings Bank Regulation – Limitation on Capital Distributions” in this Annual Report on Form 10-K.

As of March 11, 2010, there were approximately 191 holders of record of our common stock, excluding the number of persons or entities holding stock in street name through various brokerage firms.

Purchases of Equity Securities

There were no purchases of our common stock during the three months ended December 31, 2009.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable as we are a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The objective of this section is to help shareholders and potential investors understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the consolidated financial statements and notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Overview

We conduct community banking activities by accepting deposits and making loans in our market area. Our lending products include residential mortgage loans, commercial real estate and business loans, and home equity and other consumer loans. We also maintain an investment portfolio consisting primarily of mortgage-backed securities. Our loan and investment portfolios are funded with deposits as well as collateralized borrowings from the Federal Home Loan Bank of Pittsburgh.

Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. A secondary source of income is noninterest income, which is revenue that we receive from providing products and services. The majority of our noninterest income generally comes from commissions from the sale of insurance products, service charges (mostly from service charges on deposit accounts) and bank-owned life insurance. In some years we may also recognize income from the sale of securities.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Expenses. The noninterest expenses we incur in operating our business consist primarily of compensation and employee benefits expenses and occupancy expenses, which include depreciation. We also incur expenses for FDIC insurance premiums, data processing and other miscellaneous items.

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

Data processing expenses are the fees we pay to third parties for processing customer information, deposits, loans and general ledger activity.

Other expenses include advertising, professional services, stationary, printing, and supplies, telephone, postage, correspondent bank fees, real estate owned expenses, amortization of intangibles and other miscellaneous operating expenses.

Our Business Strategy

The following are the key elements of our business strategy:

•

Improve earnings through asset diversification. Historically, we have emphasized the origination of residential mortgage loans secured by homes in our market area. We intend to continue this emphasis going forward. However, loan diversification improves our earnings because commercial real estate and commercial business loans generally have higher interest rates than residential mortgage loans. Another benefit of commercial lending is that it improves the sensitivity of our interest-earning assets because commercial loans typically have shorter terms than residential mortgage loans and frequently have variable interest rates.

•

Use conservative underwriting practices to maintain asset quality. We have sought to maintain a high level of asset quality and moderate credit risk by using underwriting standards that we believe are conservative. While the delinquencies in our loan portfolio have increased during the recent economic recession, non-performing loans were 0.50% of our total loan portfolio at December 31, 2009. Although we intend to continue our efforts to originate commercial real estate and business loans, we intend to continue our philosophy of managing loan exposures through our conservative approach to lending.

•

Improve our funding mix by marketing core deposits. Core deposits (demand, money market and savings accounts) comprised 54.7% of our total deposits at December 31, 2009. We value core deposits because they represent longer-term customer relationships and a lower cost of funding compared to certificates of deposit. We have succeeded in growing core deposits by promoting a sales culture in our branch offices that is supported by the use of technology and by offering a variety of products for our business customers, such as treasury management products, internet banking, and remote deposit capture.

•

Supplement fee income through our insurance operations. Fee income earned through our insurance agency, Exchange Underwriters, supplements our income from banking operations. We expanded our insurance operations in 2009 through the acquisition of another insurance agency. We intend to pursue opportunities to grow this line of business, including hiring insurance producers with established books of business and through further acquisitions.

•

Grow through expansion of our branch network. Since our initial public offering in 2005 we have opened two branches in Washington County in communities that are experiencing population growth and economic expansion. We intend to continue to pursue expansion in our market area through de novo branching in strategic locations that maximize growth opportunities. We also may expand in our market area or in areas contiguous to our market area through the acquisition of branches of other financial institutions or through whole bank acquisitions.

Critical Accounting Policies

In the preparation of our consolidated financial statements, we have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States. Our significant accounting polices are described in the notes to our consolidated financial statements.

Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ from these judgments and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that in management’s judgment should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a quarterly basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, peer group information, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other factors related to the collectibility of the loan portfolio. This evaluation is inherently subjective as it involves a high degree of judgment and requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest according to the contractual terms of the loan agreement. Management performs individual assessments of larger impaired loans to determine the existence of loss exposure and, where applicable, the extent of loss exposure based upon the present value of expected future cash flows available to pay the loan, or based upon the estimated realizable collateral where a loan is collateral dependent. Generally, loans excluded from the individual impairment analysis are collectively evaluated by management to estimate losses inherent in those loans. Management determines historical loss experience for each group of loans with similar risk characteristics within the portfolio based on loss experience for loans in each group. Loan categories will represent groups of loans with similar risk characteristics and may include types of loans by product, large credit exposures, concentrations, loan grade, or any other characteristic that causes a loan’s risk profile to be similar to another. We also consider qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience including changes in lending policies and procedures; changes in the nature and volume of the loan portfolio; changes in experience, ability and depth of loan management; changes in the volume and severity of past due loans, non-accrual loans and adversely graded or classified loans; changes in the quality of the loan review system; changes in the value of underlying collateral for collateral dependent loans; existence of or changes in concentrations of credit; changes in economic or business conditions; and the effect of competition, legal and regulatory requirements on estimated credit losses.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the OTS, as an integral part of its examination process, periodically reviews our allowance for loan losses. Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would negatively affect earnings. See notes 1 and 3 of the notes to consolidated financial statements included in this report.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The realization of deferred tax assets is assessed and a valuation allowance provided, when necessary, for that portion of the asset which is not likely to be realized.

We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in the period, which would negatively affect earnings.

Goodwill. In connection with our acquisition of Exchange Underwriters, we recorded $1.1 million of goodwill. Goodwill is not amortized but is tested for impairment annually or more frequently if impairment indicators arise. The goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. We estimate the fair values of the related operations using discounted cash flows. The forecasts of future cash flows are based on our best estimate of future revenues and operating costs, based primarily on contracts in effect, new accounts and cancellations and operating budgets. The impairment analysis requires management to make subjective judgments concerning how the acquired assets will perform in the future. Events and factors that may significantly affect the estimates include competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and industry and market trends. Changes in these forecasts could cause a reporting unit to either pass or fail the first step in the goodwill impairment model, which could significantly change the amount of impairment recorded. Our annual assessment of potential goodwill impairment was completed in the fourth quarter of 2009. Based on the results of this assessment, no goodwill impairment was recognized.

Other-Than-Temporary Impairment (“OTTI”). We review our investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer including any specific events that may influence the operations of the issuer, and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market.

We recognize credit-related OTTI on debt securities in earnings while noncredit-related OTTI on debt securities not expected to be sold is recognized in accumulated other comprehensive income (“OCI”). We assess whether the credit loss existed by considering whether (a) we have the intent to sell the security, (b) it is more likely than not that we will be required to sell the security before recovery, or (c) we do not expect to recover the entire amortized cost basis of the security. We can bifurcate the OTTI on securities not expected to be sold or where the entire amortized cost of the security is not expected to be recovered into the components representing credit loss and the component representing loss related to other factors. The portion of the fair value decline attributable to credit loss is recognized through earnings.

Corporate debt securities are evaluated for OTTI by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows involves the calculation of the present value of remaining cash flows compared to previously projected cash flows. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit-related OTTI exists on corporate debt securities.

Revenue Recognition of Insurance Commissions and Contingency Fees. Exchange Underwriters records insurance commission based on the method in which the policy is billed. For policies that Exchange Underwriters directly bills to policyholders, income is recorded when billed. For policies an insurance company directly bills to policyholders on behalf of Exchange Underwriters, income is recorded as payments are received.

Exchange Underwriters also receives guaranteed supplemental payments and contingency fees that may be significant to its financial results. Guaranteed supplemental payments and contingency fees are dependent on several factors, which include, but are not limited to, eligible written premiums, earned premiums, incurred losses, and stop loss charges. Guaranteed supplemental payments are only accrued when insurance companies offer a lock-in provision and Exchange Underwriters agrees to a stipulated amount that typically includes a predetermined percentage adjusting the final payout calculations. Otherwise, contingency fees are recorded on a cash basis when received based on final calculations. Contingency fees are typically received in the first quarter of the year. Since insurance companies are not required to provide any estimates, we are not able to accrue contingency fees in the period earned as it does with guaranteed supplemental payments.

Balance Sheet Analysis

General. Total assets increased $3.5 million, or 1.0%, to $353.3 million during the year ended December 31, 2009. During 2009, total loans, net increased $10.2 million, or 4.4%, to $240.4 million while securities available-for-sale decreased $5.9 million, or 6.9%, to $79.6 million. Loan growth was driven by increases in commercial real estate loans and home equity loans. We improved our funding mix in 2009, as deposits, primarily in the form of core deposits, increased $20.8 million, or 12.0%, and borrowings decreased $19.9 million, or 15.0%. Deposit growth was used to fund loan growth and pay down borrowings.

Loans. Our primary lending activity is the origination of loans secured by real estate. We originate residential loans, commercial and multi-family real estate loans and construction loans. We also originate commercial business and consumer loans. In order to improve the mix and profitability of our loan portfolio, we have recently emphasized the origination of commercial real estate and business loans and home equity loans.

Total loans increased $7.8 million or 3.3%, to $244.7 million at December 31, 2009 compared to $236.9 million at December 31, 2008.

The largest segment of our loan portfolio is residential loans. These loans increased $2.2 million, or 1.4%, to $158.1 million and represented 64.6% of total loans at December 31, 2009, compared to $155.9 million, or 65.7% of total loans, at December 31, 2008.

Commercial real estate loans increased $7.1 million, or 29.2%, to $31.4 million and represented 12.8% of total loans at December 31, 2009, compared to $24.3 million, or 10.3% of total loans, at December 31, 2008. The increase was the result of our focus on diversifying our loan portfolio by growing our commercial loans and becoming a greater presence in the business community.

Multi-family real estate loans decreased $1.0 million, or 8.7%, to $10.0 million and represented 4.1% of total loans at December 31, 2009, compared to $10.9 million, or 4.6% of total loans, at December 31, 2008. The decrease was the result of prepayments and pay-downs of purchased multi-family loans.

Construction loans decreased $7.7 million, or 57.8%, to $5.6 million and represented 2.3% of total loans at December 31, 2009, compared to $13.3 million, or 5.7% of total loans, at December 31, 2008.

We originate commercial business loans secured by business assets other than real estate, such as business equipment, inventory and accounts receivable. Commercial business loans increased $1.9 million, or 21.9%, to $10.3 million and represented 4.2% of total loans at December 31, 2009, compared to $8.5 million, or 3.6% of total loans, at December 31, 2008. This increase from the prior year reflects our continued focus on developing business relationships and improving the mix and profitability of our loan portfolio.

We also originate a variety of consumer loans, including home equity installment loans and lines of credit, loans on savings accounts, and personal lines of credit. Consumer loans increased $5.3 million, or 22.0%, to $29.3 million, or 12.0% of total loans, at December 31, 2009, compared to $24.1 million, or 10.1% of total loans, at December 31, 2008. Home equity loans, which increased $4.7 million, or 21.2% to $27.1 million, accounted for the majority of the increase in consumer loans.

The following table sets forth the composition of our loan portfolio at the dates indicated (dollars in thousands).

December 31,	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate—mortgage:
One-to-four family residential	$158,073	64.6%	$155,871	65.7%	$135,453	70.4%	$133,821	75.2%	$133,189	76.3%
Multi-family	9,991	4.1	10,946	4.6	11,985	6.2	18,410	10.3	21,552	12.3
Commercial	31,405	12.8	24,301	10.3	14,483	7.5	5,437	3.1	4,121	2.4

Total real estate—mortgage	199,469	81.5	191,118	80.6	161,921	84.1	157,668	88.6	158,862	91.0
Real estate—construction:
Residential	3,028	1.2	9,833	4.2	6,671	3.5	5,021	2.8	4,366	2.5
Commercial	2,576	1.1	3,443	1.5	—	—	1,750	1.0	1,000	0.6

Total real estate—construction	5,604	2.3	13,276	5.7	6,671	3.5	6,771	3.8	5,366	3.1
Consumer:
Home equity	27,090	11.1	22,344	9.4	17,862	9.3	9,470	5.3	6,264	3.6
Loans on savings accounts	929	0.4	886	0.4	675	0.4	493	0.3	416	0.2
Other	1,314	0.5	821	0.3	873	0.4	912	0.5	2,425	1.4

Total consumer	29,333	12.0	24,051	10.1	19,410	10.1	10,875	6.1	9,105	5.2
Commercial business	10,327	4.2	8,474	3.6	4,341	2.3	2,616	1.5	1,271	0.7

Total loans	244,733	100.0%	236,919	100.0%	192,343	100.0%	177,930	100.0%	174,604	100.0%

Net premium on loans purchased	108		120		191		326		358
Net deferred loan costs	829		850		491		432		385
Loans in process	(2,774)		(5,899)		(3,614)		(3,104)		(3,385)
Allowance for losses	(2,509)		(1,806)		(1,457)		(866)		(800)

Loans, net	$240,387		$230,184		$187,954		$174,718		$171,162

The following table sets forth certain information at December 31, 2009 regarding the dollar amount of loans maturing during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Real estate – construction loans will be converted to a real estate—mortgage loan at the end of the construction period and are reported based on the maturity date of the real estate—mortgage loan (dollars in thousands).

	Amounts Due in
	One Year or Less	One to Five Years	After Five Years	Total
Real estate—mortgage	$1,316	$6,906	$191,247	$199,469
Real estate—construction	—	—	5,604	5,604
Consumer	2,371	851	26,111	29,333
Commercial business	3,788	4,612	1,927	10,327

Total	$7,475	$12,369	$224,889	$244,733

The following table sets forth the dollar amount of all loans at December 31, 2009 that are due after December 31, 2010 and have either fixed or adjustable interest rates (dollars in thousands).

	Fixed	Adjustable	Total
Real estate—mortgage	$186,184	$11,969	$198,153
Real estate—construction	5,604	—	5,604
Consumer	25,595	1,367	26,962
Commercial business	6,523	16	6,539

Total	$223,906	$13,352	$237,258

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

We review our investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and near-term prospects of the issuer including any specific events that may influence the operations of the issuer, and the intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market.

We invest in and are subject to credit risk related to private label REMICs that are directly supported by underlying mortgage loans. Our private label REMICs are credit-enhanced, senior tranches of securities in which the subordinate classes of the securities provide credit support for the senior class of securities. Losses in the underlying loan pool would generally have to exceed the credit support provided by the subordinate classes of securities before the senior class of securities would experience any credit losses. At December 31, 2009, we had a total of 17 private label REMICs with an amortized cost of $9.1 million and a fair market value of $8.7 million. Based upon analysis of third party provider reports and review of key assumptions on an individual security basis, the fact that we do not expect to sell these securities, and that it is more likely than not that we will not be required to sell the securities before recovery of our amortized cost basis, we concluded that there is no additional OTTI on these securities at December 31, 2009.

At December 31, 2008, we had a total of 17 private label REMICs with an amortized cost of $14.3 million and a fair market value of $9.2 million. As part of our review of our available for sale securities at December 31, 2008, it was determined that 11 private label REMICs for vintages 2005 through 2007 with an unrealized loss of $4.8 million had OTTI. Of these securities, 9 were significantly downgraded by the rating agencies in December 2008 with all but one assigned below investment grade status. In addition to the decrease in fair market value, the underlying assets reflected further deterioration with respect to delinquencies, foreclosures and payment speed which identified a potential loss of principle based on cash flow analysis.

In the second quarter of 2009, we adopted accounting standards related to the recognition and presentation of OTTI, which require the recognition of credit-related OTTI on debt securities in earnings while noncredit- related OTTI on debt securities not expected to be sold is recognized in accumulated OCI. The standards require us to assess whether the credit loss existed by considering whether (a) we have the intent to sell the security, (b) it is more likely than not that we will be required to sell the security before recovery, or (c) we do not expect to recover the entire amortized cost basis of the security. The guidance allows us to bifurcate the OTTI on securities not expected to be sold or where the entire amortized cost of the security is not expected to be recovered into the components representing credit loss and the component representing loss related to other factors. The portion of the fair value decline attributable to credit loss must be recognized through earnings.

In accordance with the guidance, we evaluated the previously recognized $4.8 million of OTTI charges for private label REMICs. We determined that $3.1 million of the OTTI charges were credit-related and $1.7 million of the OTTI charges were noncredit-related. Since we do not expect to sell these securities and it is more likely than not that we will not be required to sell the securities before recovery of their amortized cost basis, we recorded a $1.1 million increase to retained earnings (net of $584,000 of taxes) and a corresponding increase to accumulated other comprehensive loss (“OCL”) as the cumulative effect adjustment for the noncredit-related portion at April 1, 2009.

We also invest in corporate debt and are subject to credit risk related to pooled trust preferred insurance company term obligations. Corporate debt securities generally have greater credit risk than Government-sponsored enterprises securities and generally have higher yields than government securities of similar duration. Therefore, we limit the amount of the portfolio based on these concerns. At December 31, 2009, we held corporate debt securities with a carrying value of $2.1 million.

At December 31, 2009, we had three debt securities that were in an unrealized loss position for 12 months or greater at an amount of $1.9 million. These securities consisted of two pools of insurance company-issued preferred trust obligations. These securities were downgraded from their original rating at issuance to below investment grade. The lack of liquidity in the market for this type of security, credit rating downgrades and market uncertainties were factors contributing to the unrealized losses on these securities. These securities are evaluated for OTTI by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows involves the calculation of the present value of remaining cash flows compared to previously projected cash flows. We consider the discounted cash flow analysis to be primary evidence when determining whether credit-related OTTI exists. Additionally, reports are reviewed that provide information for the amount of deferral/defaults that would have to occur to prevent the tranche from collecting contractual cash flows (principal and interest). With respect to one issuer pool, actual deferrals and defaults as a percentage of current collateral was 9.0% and excess subordination as a percentage of current performing collateral was 7.38%. With respect to other issuer pool, there were no deferrals or defaults and excess subordination as a percentage of current performing collateral was 14.32%. Based on the analysis performed, the fact that we do not expect to sell these securities, and that it is more likely than not that we will not be required to sell the securities before recovery of our amortized cost basis, we concluded that there is no OTTI on these securities at December 31, 2009.

Securities at amortized cost decreased $7.6 million, or 8.8%, to $79.6 million at December 31, 2009. In 2009, there were paydowns of $13.8 million, calls of $9.4 million, and security sales of $4.1 million, which were partially offset by purchases of $18.0 million of Government-sponsored enterprises, mortgage-backed securities, municipal bonds and REMICs. In addition, the securities portfolio reflects an unrealized loss of $64,000 at December 31, 2009 compared to $1.8 million at December 31, 2008.

The following table sets forth the amortized cost and fair value of the securities portfolio at the dates indicated (dollars in thousands).

	2009		2008		2007
December 31,	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Government-sponsored enterprises	$5,954	$5,745	$9,267	$9,366	$22,321	$22,674
Municipal bonds	4,014	4,271	—	—	—	—
Mortgage-backed	35,467	36,936	41,359	41,980	34,948	35,153
REMICs	30,144	30,465	32,590	32,383	27,875	27,477
Corporate debt	3,995	2,093	3,995	1,655	3,995	3,720
Equities	49	49	49	49	49	49

Total securities available-for-sale	$79,623	$79,559	$87,260	$85,433	$89,188	$89,073

At December 31, 2009, we had no investments in a single company or entity (other than with Government-sponsored enterprises) that had an aggregate book value in excess of 10% of our equity.

The following table sets forth the stated maturities and weighted average yields of our mortgage-backed and debt securities at December 31, 2009. Certain mortgage-backed securities have adjustable interest rates and will reprice periodically within the various maturity ranges. These repricing schedules are not reflected in the table below. At December 31, 2009, mortgage-backed securities and REMICs with adjustable rates totaled $8.2 million (dollars in thousands).

	Amounts due in
	One Year or Less		One Year to Five Years		Five Years to Ten Years		After Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Government-sponsored enterprises	$—	—%	$—%		$2,970	3.50%	$2,775	5.00%	$5,745	4.26%
Municipal bonds	—	—	2,070	5.15	2,201	5.87	—		4,271	5.51
Mortgage-backed	—	—	3	6.18	3,741	3.74	33,192	4.96	36,936	4.83
REMICs	—	—	—	—	2,871	4.86	27,594	4.97	30,465	4.96
Corporate debt	—	—	—	—	—	—	2,093	2.31	2,093	2.31

Total available-for-sale debt securities	$—	—%	$2,073	5.15%	$11,783	4.33%	$65,654	4.80%	$79,510	5.00%

Equity securities									49

Total securities available-for-sale									$79,559

Deposits. Our deposit base is comprised of demand deposits, savings accounts, money market accounts and certificates of deposits. We consider demand deposits, savings accounts and money market accounts to be core deposits. Total deposits increased $20.8 million, or 12.0%, for the year ended December 31, 2009, as money market deposit accounts increased $9.4 million, certificates of deposit increased $4.4 million, noninterest-bearing deposits increased $4.0 million, and interest-bearing demand deposits increased $3.9 million. These increases were partially offset by a $917,000 decrease in savings accounts. Money market account and certificate of deposit growth was due to the marketing of promotional rates.

The following table sets forth the balances of our deposit products at the dates indicated (dollars in thousands).

	2009		2008		2007
December 31,	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$15,963	8.2%	$12,005	6.9%	$8,918	5.7%
Interest-bearing demand deposits	15,214	7.9	11,336	6.6	11,864	7.6
Savings accounts	21,560	11.1	22,477	13.0	23,056	14.8
Money market accounts	53,282	27.5	43,873	25.4	13,676	8.8
Certificates of deposit	87,562	45.3	83,113	48.1	98,044	63.1

Total deposits	$193,581	100.0%	$172,804	100.0%	$155,558	100.0%

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 2009. Jumbo certificates of deposit require minimum deposits of $100,000 (dollars in thousands).

Maturity Period	Certificates of Deposit
Three months or less	$4,552
Over three through six months	2,536
Over six through twelve months	3,861
Over twelve months	9,329

Total jumbo certificates	$20,278

The following table sets forth certificates of deposit classified by rates at the dates indicated (dollars in thousands).

December 31,	2009	2008	2007
1.01 – 2.00%	$22,052	$—	$—
2.01 – 3.00%	19,367	24,950	4,415
3.01 – 4.00%	26,167	30,358	16,024
4.01 – 5.00%	15,118	20,674	51,507
5.01 – 6.00%	2,284	4,543	23,177
6.01 – 7.00%	2,574	2,588	2,921

Total certificates of deposits	$87,562	$83,113	$98,044

The following table sets forth the amount and maturities of certificates of deposit at December 31, 2009 (dollars in thousands).

	Amounts Due in
	One Year or Less	One to Two Years	Two to Three Years	Three to Four Years	After Four Years	Total	Percent of Total
1.01 – 2.00%	$21,323	$729	$—	$—	$—	$22,052	25.2%
2.01 – 3.00%	3,398	10,844	2,115	136	2,874	19,367	22.1
3.01 – 4.00%	17,368	1,751	2,161	642	4,245	26,167	29.9
4.01 – 5.00%	4,440	1,288	3,222	1,580	4,588	15,118	17.3
5.01 – 6.00%	580	1,048	473	—	183	2,284	2.6
6.01 – 7.00%	1,693	881	—	—	—	2,574	2.9

Total	$48,802	$16,541	$7,971	$2,358	$11,890	$87,562	100.0%

The following table sets forth deposit activity for the periods indicated (dollars in thousands).

Years Ended December 31,	2009	2008	2007
Beginning balance	$172,804	$155,558	$143,495
Increase before interest credited	16,335	12,019	6,801
Interest credited	4,442	5,227	5,262

Net increase in deposits	20,777	17,246	12,063

Deposits at end of year	$193,581	$172,804	$155,558

Borrowings. We utilize borrowings from the FHLB of Pittsburgh and, to a limited extent, repurchase agreements to supplement our funding for loans and securities (dollars in thousands).

Years Ended December 31,	2009	2008	2007
Maximum amount outstanding at any month end during the year	$127,559	$135,337	$101,074
Average amounts outstanding during the year	118,987	120,704	82,880
Weighted average rate during the year	3.86%	3.99%	4.32%
Balance outstanding at end of year	$112,511	$132,410	$101,074
Weighted average rate at end of year	3.67%	3.87%	4.30%

Borrowings decreased $19.9 million, or 15.0%, in the year ended December 31, 2009. These advances mature in 2010 through 2014. Funds generated through deposit growth and security related transactions were used to reduce borrowings.

Stockholders’ Equity. Stockholders’ equity increased $3.0 million, or 7.7%, to $42.4 million at December 31, 2009 As a result of adopting accounting standards related to the recognition and presentation of OTTI, a $1.1 million increase to retained earnings (net of $584,000 of taxes) and a corresponding increase to accumulated OCL were recorded as the cumulative effect adjustment for the noncredit-related portion of OTTI losses previously recognized in earnings. In addition, there was a $2.2 million decrease in the unrealized loss position of the securities portfolio, net of tax, and we had $557,000 in net income for the year ended December 31, 2009.

Results of Operations for the Years Ended December 31, 2009 and 2008

Overview.

(Dollars in thousands)	2009	2008
Net income (loss)	$557	$(2,145)
Return on average assets	0.16%	(0.64)%
Return on average equity	1.36	(5.14)
Average equity to average assets	11.72	12.41

Net income was $557,000 for 2009, compared to a net loss of $2.1 million for 2008. The net loss for 2008 was primarily due to the recognition of a $4.8 million impairment on securities.

Net Interest Income. Net interest income increased $1.1 million, or 12.8%, to $9.4 million for the year ended December 31, 2009 compared to $8.3 million for the year ended December 31, 2008. Net interest spread and net interest margin were 2.56% and 2.89%, respectively, for the year ended December 31, 2009 as compared to 2.15% and 2.61%, respectively, for the year ended December 31, 2008. The improvement in interest rate spread and net interest margin is primarily attributable to growth in the loan portfolio coupled with lower funding costs.

Total interest income increased $92,000 to $18.1 million for the year ended December 31, 2009. Interest income on loans increased $1.4 million, or 11.0%, to $13.7 million due to an increase in average loan volume of $26.7 million, of which residential, commercial real estate, home equity and commercial business were the primary contributors. Interest income on securities decreased $986,000, or 18.6%, to $4.3 million. This decrease was primarily due to a decrease in the average volume of $15.2 million related to paydowns and calls. Other interest-earning assets income decreased $282,000 to $17,000 primarily as a result of the suspension of dividends by the Federal Home Loan Bank of Pittsburgh.

Total interest expense decreased $976,000, or 10.1%, to $8.7 million for the year ended December 31, 2009. Interest expense on deposits decreased $758,000, or 15.7%, to $4.1 million as a result of a decrease in the average cost of 70 basis points due to declining rates on our certificates of deposit and money market accounts. The decrease in the average cost was partially offset by an increase in the average balance of $14.2 million, primarily related to an increase in money market accounts. Interest expense on borrowings decreased $218,000 to $4.6 million primarily due to a decrease of $1.7 million in the average balance and a decrease in average cost of 13 basis points as new borrowings were added at lower costs.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented (dollars in thousands). Interest income has not been calculated on a tax-equivalent basis because the impact would be insignificant.

	At December 31, 2009	Year Ended December 31,
		2009			2008
	Effective Yield/ Cost	Average Balance	Interest and Dividends	Average Yield/ Cost	Average Balance	Interest and Dividends	Average Yield/ Cost
Assets:
Interest-earning assets:
Loans, net (1)(2)	5.84%	$236,035	$13,707	5.81%	$209,335	$12,347	5.90%
Securities (3)	5.00	82,721	4,327	5.23	97,968	5,313	5.42
Other interest-earning assets	0.02	6,551	17	0.26	11,438	299	2.61

Total interest-earning assets	5.53	325,307	18,051	5.55	318,741	17,959	5.63
Noninterest-earning assets		25,071			17,374

Total assets		$350,378			$336,115

Liabilities and Stockholders’ equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	0.30%	$13,531	46	0.34%	$11,792	56	0.47%
Savings accounts	0.50	22,536	126	0.56	23,312	183	0.79
Money market accounts	1.37	49,262	969	1.97	30,435	956	3.14
Certificates of deposit	3.13	85,444	2,925	3.42	91,058	3,629	3.99

Total interest-bearing deposits	2.04	170,773	4,066	2.38	156,597	4,824	3.08
Borrowings	3.67	118,987	4,595	3.86	120,704	4,813	3.99

Total interest-bearing liabilities	2.67	289,760	8,661	2.99	277,301	9,637	3.48
Noninterest-bearing liabilities		19,568			17,088

Total liabilities		309,328			294,389
Stockholders’ equity		41,050			41,726

Total liabilities and stockholders’ equity		$350,378			$336,115

Net interest income			$9,390			$8,322

Interest rate spread				2.56%			2.15%
Net interest margin				2.89%			2.61%
Average interest-earning assets to average interest- bearing liabilities				112.27%			114.94%

(1)	Amount is net of deferred loan costs, loans in process, and estimated allowance for loan losses.
(2)	Amount includes nonaccrual loans in average balances only.
(3)	Amount does not include effect of unrealized (loss) gain on securities available-for-sale.

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

	2009 Compared to 2008
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest and dividend income:
Loans, net	$1,551	$(191)	$1,360
Securities	(805)	(181)	(986)
Other interest-earning assets	(91)	(191)	(282)

Total interest-earning assets	655	(563)	92

Interest expense:
Deposits	409	(1,167)	(758)
Borrowings	(62)	(156)	(218)

Total interest-bearing liabilities	347	(1,323)	(976)

Change in net interest income	$308	$760	$1,068

Provision for Loan Losses. The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 2009 and 2008 (dollars in thousands).

Years Ended December 31,	2009	2008
Allowance at beginning of year	$1,806	$1,457
Provision for loan losses	1,090	878
Charge-offs	(390)	(529)
Recoveries	3	—

Net charge-offs	(387)	(529)

Allowance at end of year	$2,509	$1,806

Provisions for loan losses were $1.1 million for 2009 compared to $878,000 for 2008. We had net charge-offs of $387,000 in 2009, primarily in residential and multi-family loans, compared to $529,000 in 2008, primarily in residential loans. The allowance for loan losses to total loans ratio increased to 1.03% at December 31, 2009 compared to 0.76% at December 31, 2008. The increase in the provision was primarily related to growth and composition of the loan portfolio, predominantly in commercial real estate and business, residential and home equity loans. In addition, the provision increased to account for estimated losses on nonperforming loans and current conditions in the housing and credit markets

An analysis of the changes in the allowance for loan losses is presented under “Risk Management—Analysis and Determination of the Allowance for Loan Losses.”

Noninterest Income. The following table summarizes noninterest (loss) income for the years ended December 31, 2009 and 2008 (dollars in thousands).

Years Ended December 31,	2009	2008
Fees and service charges	$572	$487
Insurance commissions	2,219	1,929
Income from bank-owned life insurance	288	813
Impairment loss on securities	—	(4,806)
Net (gain) loss on sales of securities	73	202
Net gain on sale of real estate owned	46	—
Other	21	32

Total noninterest (loss) income	$3,219	$(1,343)

Noninterest income was $3.2 million for the year ended December 31, 2009 compared to a loss of $1.3 million for the same period in 2008. The prior period includes an impairment of $4.8 million on securities and recognition of $541,000 in bank-owned life insurance income related to the death of a board member. Excluding these items, noninterest income increased $297,000, primarily due to insurance commissions increasing $290,000 to $2.2 million for the year ended December 31, 2009 compared to $1.9 million for the year ended December 31, 2008. The increase in insurance commissions is primarily related to the acquisition of the Allsurance Insurance Agency in March 2009.

Noninterest Expense. The following table summarizes noninterest expense for the years ended December 31, 2009 and 2008 (dollars in thousands).

Years Ended December 31,	2009	2008
Compensation and employee benefits	$5,764	$5,632
Occupancy	1,424	1,329
FDIC insurance premiums	571	28
Data processing	431	425
Professional services	628	579
Advertising	200	119
Stationery, printing and supplies	139	116
Telephone	63	58
Postage	138	136
Correspondent bank fees	168	153
Real estate owned expense	139	120
Amortization of intangibles	98	—
All other	790	715

Total noninterest expense	$10,553	$9,410

Noninterest expense increased $1.1 million, or 12.1%, to $10.6 million for the year ended December 31, 2009 compared to $9.4 million for the same period in 2008 primarily due to an increase of $543,000 in FDIC insurance premiums. In 2009, the FDIC imposed an industry-wide special five basis point assessment to cover losses in the Deposit Insurance Fund. We paid $155,000 for our portion of the special assessment. Increased premiums were also the result of a change in the assessment calculation and depletion of credits that were available in 2008 to offset premiums. Compensation and employee benefits expense increased $132,000 primarily related to the Allsurance Insurance Agency acquisition in March 2009 and the hiring of additional commercial lending personnel in the fourth quarter of the prior year.

Other significant changes in noninterest expense are as follows: Included in all other noninterest expense in the current period is $98,000 in amortization expense related to intangible assets acquired in the purchase of the Allsurance Insurance Agency. Advertising increased $81,000 as compared to the prior year due to marketing of loan, deposit and insurance products and an image-related campaign.

Income Taxes. In 2009, we had income tax expense of $358,000 compared to a benefit of $1.2 million in 2008. We determined that we were not required to establish a valuation allowance for deferred tax assets since it is more likely than not that the deferred tax assets will be realized through future taxable income and future reversals of existing taxable temporary differences. For more information, see note 9 of the notes to consolidated financial statements.

Results of Operations of Exchange Underwriters

Exchange Underwriters had net income of $254,000 in 2009 compared to $375,000 in 2008. Growth in commission revenues was partially offset by higher operating expenses and amortization of intangibles resulting from an acquisition in 2009.

Substantially all of the revenue of Exchange Underwriters comes from commissions received for the sale of insurance. Insurance commissions increased $290,000 to $2.2 million for the year ended December 31, 2009 compared to $1.9 million for the year ended December 31, 2008. The increase in insurance commissions was primarily related to the acquisition of the Allsurance Insurance Agency in March 2009.

Total expenses increased $468,000 to $1.8 million for the year ended December 31, 2009 compared to $1.3 million for the year ended December 31, 2008. The increase reflects increased compensation and occupancy expense resulting from the acquisition of Allsurance and amortization expense of $98,000 relating to intangible assets recorded in connection with the acquisition.

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

The following table provides information with respect to our nonperforming assets at the dates indicated (dollars in thousands).

December 31,	2009	2008	2007	2006	2005
Nonaccrual loans:
Real estate—mortgage	$1,096	$632	$1,264	$592	$212
Real estate—construction	—	—	—	—	—
Consumer	135	4	17	175	43
Commercial business	—	—	—	—	—

Total	1,231	636	1,281	767	255

Accruing loans past due 90 days or more:
Real estate—mortgage	—	—	—	—	12
Real estate—construction	—	—	—	—	—
Consumer	—	—	—	—	4
Commercial business	—	—	—	—	—

Total	—	—	—	—	16

Total of nonaccrual and 90 days or more past due loans	1,231	636	1,281	767	271
Real estate owned	419	295	1,119	569	21

Total nonperforming assets	1,650	931	2,400	1,336	292
Troubled debt restructurings	—	—	—	—	—

Troubled debt restructurings and total nonperforming assets	$1,650	$931	$2,400	$1,336	$292

Total nonperforming loans to total loans	0.50%	0.27%	0.67%	0.43%	0.16%
Total nonperforming assets to total assets	0.47%	0.27%	0.79%	0.47%	0.11%

Interest income that would have been recorded for the years ended December 31, 2009 and December 31, 2008 had nonaccruing loans been current according to their original terms amounted to $80,000 and $81,000, respectively. No interest related to nonaccrual loans was included in interest income for the year ended December 31, 2009 and 2008.

At December 31, 2009, nonaccrual mortgage loans consisted of two multi-family real estate loans to one borrower that totaled $634,000, four residential mortgage loans that totaled $364,000, and one commercial real estate loan in the amount of $98,000. The properties securing the two multi-family real estate loans were foreclosed on in the first quarter of 2010.

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

The following table shows the aggregate amounts of our classified and criticized assets at the dates indicated (dollars in thousands).

December 31,	2009	2008	2007
Special mention assets	$3,562	$1,944	$1,061
Substandard assets	2,339	745	2,630
Doubtful assets	—	187	—
Loss assets	—	—	—

Total classified and criticized assets	$5,901	$2,876	$3,691

At December 31, 2009, special mention assets consisted of five relationships with eight commercial real estate loans totaling $3.2 million and one relationship with three commercial business loans totaling $406,000, and substandard assets consisted of all non-accrual loans, real estate owned and one commercial real estate loan in the amount of $689,000.

Delinquencies. The following table provides information about delinquencies in our loan portfolio at the dates indicated (dollars in thousands).

	2009		2008		2007
December 31,	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	30-59 Days Past Due	60-89 Days Past Due
Real estate—mortgage	$1,798	$944	$2,171	$222	$1,143	$645
Real estate—construction	—	—	872	—	—	—
Consumer	8	—	181	11	71	6
Commercial business	—	—	—	—	—	—

Total delinquencies	$1,806	$944	$3,224	$233	$1,214	$651

Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a valuation allowance on impaired loans; and (2) a valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

Allowance on Impaired Loans. We establish an allowance for loans that are individually evaluated and determined to be impaired. The allowance is determined by utilizing one of the three impairment measurement methods. A loan is impaired when, based upon current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest according to the contractual terms of the loan agreement. Management performs individual assessments of larger impaired loans to determine the existence of loss exposure and, where applicable, the extent of loss exposure based upon the present value of expected future cash flows available to pay the loan, or based upon the estimated realizable collateral where a loan is collateral dependent. Generally, loans excluded from the individual impairment analysis are collectively evaluated by management to estimate reserves for loan losses inherent in those loans.

Allowance on the Remainder of the Loan Portfolio. We establish another allowance for loans that are not determined to be impaired. Management determines historical loss experience for each group of loans with similar risk characteristics within the portfolio based on loss experience for loans in each group. Loan categories will represent groups of loans with similar risk characteristics and may include types of loans categorized by product, large credit exposures, concentrations, loan grade, or any other characteristic that causes a loan’s risk profile to be similar to another. We also consider qualitative or environmental factors that are likely to cause estimated credit losses associated with our existing portfolio to differ from historical loss experience including changes in lending policies and procedures; changes in the nature and volume of the loan portfolio; changes in experience, ability and depth of loan management; changes in the volume and severity of past due loans, nonaccrual loans and adversely graded or classified loans; changes in the quality of the loan review system; changes in the value of underlying collateral for collateral dependent loans; existence of or changes in concentrations of credit; changes in economic or business conditions; and the effect of competition, legal and regulatory requirements on estimated credit losses.

We identify loans that may need to be charged-off as a loss by reviewing all delinquent loans, classified loans and other loans about which management may have concerns about collectibility. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan or a shortfall in collateral value would result in our charging off the loan or the portion of the loan that was impaired.

The OTS, as an integral part of its examination process, periodically reviews our allowance for loan losses. The OTS may require us to make additional provisions for loan losses based on judgments different from ours.

At December 31, 2009, our allowance for loan losses represented 1.03% of total loans and 203.82% of nonperforming loans. The allowance for loan losses increased at December 31, 2009 from December 31, 2008 due to current conditions in the housing and credit markets and the changes in the composition of and increase in the loan portfolio, primarily in commercial real estate and business loans.

Our historical loss experience and qualitative and environmental factors are reviewed on a quarterly basis to ensure they are reflective of current conditions in our loan portfolio and economy. In 2009, the historical loss experience factors were adjusted for each group of loans with emphasis on recent los experience data. The qualitative and environmental factors related to changes in the nature and volume of the loan portfolio and changes in the value of underlying collateral for collateral dependent loans were adjusted upwards due to current market conditions, the unseasoned nature of the commercial and consumer portfolios and our dependence on underlying collateral within the entire loan portfolio. We also increased the qualitative and environmental factor for changes in concentrations of credit, which relates to our purchased single and multi-family loans. Our purchased loans are servicer-dependent with loans located throughout the country. Receipt of complete and timely information on these portfolios has lagged due to the general increase in foreclosure activity across the country.

The following table sets forth the allowance for loan losses by loan category at the dates indicated (dollars in thousands).

	2009		2008		2007		2006		2005
December 31,	Amount	Percent of Total Loans(1)	Amount	Percent of Total Loans(1)	Amount	Percent of Total Loans(1)	Amount	Percent of Total Loans(1)	Amount	Percent of Total Loans(1)
Real estate—mortgage	$1,740	81.5%	$1,195	80.6%	$868	84.1%	$502	88.6%	$454	91.0%
Real estate—construction	8	2.3	20	5.7	16	3.5	22	3.8	10	3.1
Consumer	520	12.0	424	10.1	170	10.1	147	6.1	71	5.2
Commercial business	160	4.2	121	3.6	95	2.3	74	1.5	32	0.7
Unallocated	81	—	46	—	308	—	121	—	233	—

Total allowance for loan losses	$2,509	100.0%	$1,806	100.0%	$1,457	100.0%	$866	100.0%	$800	100.0%

(1)	Represents percentage of loans in each category to total loans.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with GAAP, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated (dollars in thousands).

Years Ended December 31,	2009	2008	2007	2006	2005
Allowance at beginning of year	$1,806	$1,457	$866	$800	$725
Provision for loan losses	1,090	878	1,119	84	85
Charge-offs:
Real estate—mortgage	(330)	(482)	(355)	(18)	(10)
Real estate—construction	—	—	—	—	—
Consumer	(60)	(47)	(173)	—	—
Commercial business	—	—	—	—	—

Total charge-offs	(390)	(529)	(528)	(18)	(10)
Recoveries	3	—	—	—	—

Net charge-offs	(387)	(529)	(528)	(18)	(10)

Allowance at end of year	$2,509	$1,806	$1,457	$866	$800

Allowance to nonperforming loans	203.82%	283.96%	113.74%	112.91%	295.20%
Allowance to total loans	1.03%	0.76%	0.76%	0.49%	0.46%
Net charge-offs to average loans	0.16%	0.25%	0.29%	0.01%	0.01%

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

We have an Asset/Liability Committee, which includes members of executive management, to communicate, coordinate and control all aspects of our business involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

We use an interest rate sensitivity analysis prepared by the OTS to review our level of interest rate risk. This analysis measures interest rate risk by computing changes in net portfolio value of our cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 50 to 300 basis point increase or 50 to 100 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. Because of the low level of market interest rates, this analysis is not performed for decreases of more than 100 basis points. We measure interest rate risk by modeling the changes in net portfolio value over a variety of interest rate scenarios. The following table, which is based on information that we provide to the OTS, presents the change in our net portfolio value at December 31, 2009 that would occur in the event of an immediate change in interest rates based on OTS assumptions, with no effect given to any steps that we might take to counteract that change (dollars in thousands).

December 31, 2009	Net Portfolio Value (“NPV”)			NPV as a Percent of Portfolio Value of Assets
Basis Point (“bp”) Change in Rates	Dollar Amount	Dollar Change	Percent Change	NPV Ratio	Change
300 bp	$21,591	$(24,479)	(53.1)%	6.49%	(610	)bp
200	30,018	(16,052)	(34.8)	8.73	(386)
100	38,440	(7,630)	(16.6)	10.82	(177)
50	42,653	(3,417)	(7.4)	11.82	(77)
Static	46,070	—	—	12.59	—
(50)	48,538	2,468	5.4	13.11	52
(100)	50,785	4,715	10.2	13.58	99

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At December 31, 2009, cash and cash equivalents totaled $7.5 million. Securities classified as available-for-sale that are not pledged as collateral, and which provide additional sources of liquidity, totaled $67.2 million at December 31, 2009. In addition, at December 31, 2009, we had a maximum remaining borrowing capacity at the FHLB of approximately $69.9 million. We also have the ability to borrow $11.4 million from the Federal Reserve based upon eligible collateral.

At December 31, 2009, we had $10.8 million of commitments to lend, which was comprised of $2.8 million of loans in process, $413,000 of mortgage loan commitments, $283,000 of consumer loan commitments, $3.1 million of unused lines of credit and $4.2 million of unused commercial lines of credit. Certificates of deposit due within one year of December 31, 2009 totaled $48.8 million, or 55.7% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the recent interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds including other certificates of deposit and borrowings. We believe, however, based on past experience, that a significant portion of our maturing certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table presents certain of our contractual obligations as of December 31, 2009 (dollars in thousands).

	Amounts Due in
	Total	One Year or Less	One to Three Years	Three to Five Years	After Five Years
Borrowings	$112,511	$31,778	$42,950	$37,783	$—
Operating lease obligations (1)	827	187	246	191	203

Total	$113,338	$31,965	$43,196	$37,974	$203

(1)	Payments are for lease of real property.

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive and to increase core deposit relationships. Occasionally, we offer promotional rates on certain deposit products to attract deposits. No further changes in our funding mix are currently planned or expected, other than changes in the ordinary course of business resulting from deposit flows. For information about our costs of funds, see “Results of Operations for the Years Ended December 31, 2009 and 2008—Net Interest Income.”

The following table presents our primary investing and financing activities during the periods indicated (dollars in thousands).

Years Ended December 31,	2009	2008
Investing activities:
Loans disbursed or closed	$(55,419)	$(75,752)
Loan principal repayments	43,688	33,075
Proceeds from maturities and principal repayments of securities	23,152	16,819
Proceeds from sales of securities available-for-sale	4,094	29,783
Purchases of securities	(17,973)	(49,096)
Financing activities:
Increase in deposits	20,777	17,246
Increase (decrease) in borrowings	(19,899)	31,336

FedFirst Financial Corporation is a separate legal entity from First Federal Savings Bank and must provide for its own liquidity. FedFirst Financial’s financial obligations consist primarily of its operating expenses, as it has no outstanding indebtedness and has not paid any dividends to shareholders. FedFirst Financial’s primary sources of income are interest and dividends on its investments and dividends from First Federal Savings Bank. The amount of dividends that First Federal Savings Bank can pay to FedFirst Financial in any calendar year without the prior approval of the Office of Thrift Supervision cannot exceed retained net income for the year plus retained net income for the two prior calendar years.

Capital Management. We are subject to various regulatory capital requirements administered by the OTS, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2009, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines.

The following table sets forth First Federal Savings Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized (dollars in thousands).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$38,119	19.45%	$15,675	8.00%	$19,594	10.00%
Tier 1 capital (to risk weighted assets)	35,670	18.20	7,838	4.00	11,756	6.00
Tier 1 capital (to adjusted total assets)	35,670	10.12	14,094	4.00	17,617	5.00
Tangible capital (to tangible assets)	35,670	10.12	5,285	1.50	N/A	N/A

December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$35,964	19.93%	$14,435	8.00%	$18,044	10.00%
Tier 1 capital (to risk weighted assets)	34,158	18.93	7,217	4.00	10,826	6.00
Tier 1 capital (to adjusted total assets)	34,158	9.76	13,996	4.00	17,496	5.00
Tangible capital (to tangible assets)	34,158	9.76	5,249	1.50	N/A	N/A

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with GAAP, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see note 13 of the notes to consolidated financial statements.

For the year ended December 31, 2009, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Effect of Inflation and Changing Prices

The Consolidated Financial Statements and related financial data presented in this Annual Report on Form 10-K have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL

OVER FINANCIAL REPORTING

FedFirst Financial Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management assessed the effectiveness of its internal control over financial reporting as of December 31, 2009 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in a report entitled Internal Control — Integrated Framework. Based on our assessment, management has concluded FedFirst Financial Corporation maintained effective internal control over financial reporting as of December 31, 2009.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

FedFirst Financial Corporation

Monessen, Pennsylvania

We have audited the accompanying consolidated statements of financial condition of FedFirst Financial Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2009. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FedFirst Financial Corporation and subsidiaries as of December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of recognizing other than temporary impairment on debt securities in 2009.

/s/ ParenteBeard LLC

Pittsburgh, Pennsylvania

March 9, 2010

FEDFIRST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31,	2009	2008
(Dollars in thousands except share data)
Assets:
Cash and cash equivalents:
Cash and due from banks	$1,545	$2,224
Interest-earning deposits	5,951	5,623

Total cash and cash equivalents	7,496	7,847
Securities available-for-sale	79,559	85,433
Loans, net	240,387	230,184
Federal Home Loan Bank (“FHLB”) stock, at cost	6,901	6,901
Accrued interest receivable—loans	1,133	1,147
Accrued interest receivable—securities	423	505
Premises and equipment, net	2,411	2,735
Bank-owned life insurance	7,714	7,431
Goodwill	1,080	1,080
Real estate owned	419	295
Deferred tax assets and tax credit carryforwards	3,487	4,930
Other assets	2,283	1,273

Total assets	$353,293	$349,761

Liabilities and Stockholders’ Equity:
Deposits:
Noninterest-bearing	15,963	12,005
Interest-bearing	177,618	160,799

Total deposits	193,581	172,804
Borrowings	112,511	132,410
Advance payments by borrowers for taxes and insurance	475	474
Accrued interest payable—deposits	376	743
Accrued interest payable—borrowings	460	546
Other liabilities	3,447	3,360

Total liabilities	310,850	310,337
Stockholders’ equity:
FedFirst Financial Corporation stockholders’ equity:
Preferred stock $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock $0.01 par value; 20,000,000 shares authorized; 6,707,500 shares issued, 6,326,472 and 6,351,775 shares outstanding	67	67
Additional paid-in-capital	29,558	29,291
Retained earnings—substantially restricted	17,619	15,930
Accumulated other comprehensive loss, net of deferred taxes of $(25) and $(716)	(39)	(1,111)
Unearned Employee Stock Ownership Plan (“ESOP”)	(1,728)	(1,901)
Common stock held in treasury, at cost (381,028 and 355,725 shares)	(3,113)	(2,955)

Total FedFirst Financial Corporation stockholders’ equity	42,364	39,321
Noncontrolling interest in subsidiary	79	103

Total stockholders’ equity	42,443	39,424

Total liabilities and stockholders’ equity	$353,293	$349,761

See Notes to the Consolidated Financial Statements

FEDFIRST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,	2009	2008
(Dollars in thousands, except per share amounts)
Interest income:
Loans	$13,707	$12,347
Securities	4,327	5,313
Other interest-earning assets	17	299

Total interest income	18,051	17,959
Interest expense:
Deposits	4,066	4,824
Borrowings	4,595	4,813

Total interest expense	8,661	9,637

Net interest income	9,390	8,322
Provision for loan losses	1,090	878

Net interest income after provision for loan losses	8,300	7,444

Noninterest income:
Fees and service charges	572	487
Insurance commissions	2,219	1,929
Income from bank-owned life insurance	288	813
Impairment loss on securities	—	(4,806)
Net gain on sales of securities	73	202
Net gain on sales of real estate owned	46	—
Other	21	32

Total noninterest income (loss)	3,219	(1,343)

Noninterest expense:
Compensation and employee benefits	5,764	5,632
Occupancy	1,424	1,329
FDIC insurance premiums	571	28
Data processing	431	425
Professional services	628	579
Other	1,735	1,417

Total noninterest expense	10,553	9,410
Income (loss) before income tax expense (benefit) and noncontrolling interest in net income of consolidated subsidiary	966	(3,309)
Income tax expense (benefit)	358	(1,239)

Net income (loss) before noncontrolling interest in net income of consolidated subsidiary	608	(2,070)
Noncontrolling interest in net income of consolidated subsidiary	51	75

Net income (loss) of FedFirst Financial Corporation	$557	$(2,145)

Earnings (loss) per share:
Basic and diluted	$0.09	$(0.36)

See Notes to the Consolidated Financial Statements

FEDFIRST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Unearned ESOP	Common Stock Held in Treasury	Non- controlling Interest in Subsidiary	Total Stock- holders’ Equity	Compre- hensive Loss
(Dollars in thousands)
Balance at January 1, 2008	$67	$29,084	$18,520	$(70)	$(2,074)	$(1,754)	$80	$43,853
Comprehensive loss:
Net loss	—	—	(2,145)	—	—	—	75	(2,070)	$(2,070)
Reclassification adjustment on sales of securities available-for-sale, net of tax of $(79)	—	—	—	(123)	—	—	—	(123)	(123)
Reclassification adjustment on impairment loss on securities, net of tax of $1,884	—	—	—	2,922	—	—	—	2,922	2,922
Unrealized loss on securities available-for-sale, net of tax of $(2,476)	—	—	—	(3,840)	—	—	—	(3,840)	(3,840)

Cumulative effect adjustment on benefit plan reserve	—	—	(445)	—	—	—	—	(445)
Purchase of common stock to be held in treasury (183,425 shares)	—	—	—	—	—	(1,350)	—	(1,350)
ESOP shares committed to be released (17,281 shares)	—	(55)	—	—	173	—	—	118
Stock-based compensation expense	—	411	—	—	—	—	—	411
Stock awards issued	—	(149)	—	—	—	149	—	—
Distribution to noncontrolling shareholder	—	—	—	—	—	—	(52)	(52)

Total comprehensive loss									(3,111)
Less: Comprehensive income attributable to the noncontrolling interest in subsidiary									75

Comprehensive loss attributable to FedFirst Financial Corporation									$(3,186)

Balance at December 31, 2008	$67	$29,291	$15,930	$(1,111)	$(1,901)	$(2,955)	$103	$39,424

See Notes to the Consolidated Financial Statements

FEDFIRST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY AND COMPREHENSIVE INCOME (LOSS)—(Continued)

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Unearned ESOP	Common Stock Held in Treasury	Non- controlling Interest in Subsidiary	Total Stock- holders’ Equity	Compre- hensive Income
(Dollars in thousands)
Balance at January 1, 2009	$67	$29,291	$15,930	$(1,111)	$(1,901)	$(2,955)	$103	$39,424
Cumulative effect adjustment as of April 1, 2009 for the noncredit- related portion of other-than- temporary impairment losses previously recognized in earnings, net of tax of $(584)	—	—	1,132	(1,132)	—	—	—	—
Comprehensive income:
Net income	—	—	557	—	—	—	51	608	$608
Reclassification adjustment on sales of securities available-for-sale, net of tax of $(11)	—	—	—	(17)	—	—	—	(17)	(17)
Unrealized gain on securities available-for-sale, net of tax of $1,432	—	—	—	2,221	—	—	—	2,221	2,221

Purchase of common stock to be held in treasury (18,303 shares)	—	—	—	—	—	(77)	—	(77)
ESOP shares committed to be released (17,281 shares)	—	(110)	—	—	173	—	—	63
Stock-based compensation expense	—	296	—	—	—	—	—	296
Stock awards issued	—	(41)	—	—	—	41	—	—
Stock awards forfeited	—	122	—	—	—	(122)	—	—
Distribution to noncontrolling shareholder	—	—	—	—	—	—	(75)	(75)

Total comprehensive income									2,812
Less: Comprehensive income attributable to the noncontrolling interest in subsidiary									51

Comprehensive income attributable to FedFirst Financial Corporation									$2,761

Balance at December 31, 2009	$67	$29,558	$17,619	$(39)	$(1,728)	$(3,113)	$79	$42,443

See Notes to the Consolidated Financial Statements

FEDFIRST FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2009	2008
(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$557	$(2,145)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Noncontrolling interest in net income of consolidated subsidiary	51	75
Provision for loan losses	1,090	878
Depreciation	563	506
Amortization of intangibles	98	—
Net gain on sales of available-for-sale securities	(73)	(202)
Impairment loss on securities	—	4,806
Impairment loss on real estate owned	124	—
Net gain on sales of real estate owned	(46)	—
Deferred income tax expense (benefit)	752	(1,317)
Net accretion (amortization) of security premiums and loan costs	187	(470)
Noncash expense for ESOP	63	118
Noncash expense for stock-based compensation	296	411
Noncash benefit plan reserve	—	445
Increase in bank-owned life insurance	(288)	(272)
Increase in other assets	(1,010)	(645)
(Decrease) increase in other liabilities	(367)	66

Net cash provided by operating activities	1,997	2,254
Cash flows from investing activities:
Net loan originations	(11,731)	(42,677)
Noncash income for cash surrender value of policy surrendered	—	(541)
Proceeds from maturities of and principal repayments of securities available-for-sale	23,152	16,819
Proceeds from sales of securities available-for-sale	4,094	29,783
Purchases of securities available-for-sale	(17,973)	(49,096)
Purchases of premises and equipment	(239)	(285)
Acquisition of Allsurance Insurance Agency	(525)	—
Increase in FHLB stock, at cost	—	(1,825)
Proceeds from sales of real estate owned	147	686

Net cash used in investing activities	(3,075)	(47,136)
Cash flows from financing activities:
Net decrease in short-term borrowings	(4,200)	(9,400)
Proceeds from long-term borrowings	22,100	62,500
Repayments of long-term borrowings	(37,799)	(21,764)
Net increase in deposits	20,777	17,246
Increase (decrease) in advance payments by borrowers for taxes and insurance	1	(3)
Purchases of common stock to be held in treasury	(77)	(1,350)
Distribution to noncontrolling shareholder	(75)	(52)

Net cash provided by financing activities	727	47,177

Net (decrease) increase in cash and cash equivalents	(351)	2,295
Cash and cash equivalents, beginning of year	7,847	5,552

Cash and cash equivalents, end of year	$7,496	$7,847

Supplemental cash flow information:
Cash paid for:
Interest on deposits and borrowings	$9,114	$9,877
Income tax expense	204	76
Real estate acquired in settlement of loans	405	595
Real estate owned financed	—	738
Accounts receivable on bank-owned life insurance	—	920

See Notes to the Consolidated Financial Statements

FEDFIRST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Operations

The accompanying Consolidated Financial Statements include the accounts of FedFirst Financial Corporation (“FedFirst Financial” or the “Company”), a federally chartered holding company established in 1999, whose wholly owned subsidiary is First Federal Savings Bank (“First Federal” or the “Bank”), a federally chartered stock savings bank, which owns FedFirst Exchange Corporation (“FFEC”). FFEC has an 80% controlling interest in Exchange Underwriters, Inc. (“Exchange Underwriters”). Exchange Underwriters is a full-service, independent insurance agency that offers property and casualty, commercial liability, surety and other insurance products. The Company is a majority owned subsidiary of FedFirst Financial Mutual Holding Company (“FFMHC”), a federally chartered mutual holding company. FFMHC has virtually no operations and assets other than an investment in the Company, and is not included in these financial statements. All significant intercompany transactions have been eliminated.

First Federal operates as a community-oriented financial institution offering residential, multi-family and commercial mortgages, consumer loans and commercial business loans as well as a variety of deposit products for individuals and businesses from nine locations in southwestern Pennsylvania. First Federal conducts insurance brokerage activities through Exchange Underwriters In March 2009, Exchange Underwriters expanded its operation through the acquisition of the Allsurance Insurance Agency (“Allsurance”), which is a full service independent insurance agency that offers life, health and property and casualty insurance for individuals and small businesses. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, evaluation of securities for other-than-temporary impairment (“OTTI”), goodwill impairment, amortization of intangible assets, and the valuation of deferred tax assets.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company has defined cash and cash equivalents as those amounts included in the statements of financial condition as cash and due from banks and interest-earning deposits.

Securities

The Company classifies securities at the time of purchase as either held-to-maturity, trading or available-for-sale. Securities that the Company has the positive intent and ability to hold to maturity are classified as securities held-to-maturity and are reported at amortized cost. Securities bought and held principally for the purpose of selling them in the near term are classified as securities for trading and reported at fair value with gains and losses included in earnings. The Company had no held-to-maturity or trading securities at December 31, 2009 or 2008. Securities not classified as held-to-maturity or trading securities are classified as securities available-for-sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (“OCI”). Interest income includes amortization of purchase premium or discount. Premiums and discounts are amortized and accreted using the level yield method. Net gain or loss on the sale of securities is based on the amortized cost of the specific security sold.

Other-Than-Temporary Impairment

The Company reviews its investment portfolio on a quarterly basis for indications of impairment. This review includes analyzing the length of time and the extent to which the fair value has been lower than the cost, the financial condition and

FEDFIRST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

near-term prospects of the issuer, including any specific events that may influence the operations of the issuer, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in the market.

The Company recognizes credit-related OTTI on debt securities in earnings while noncredit-related OTTI on debt securities not expected to be sold is recognized in accumulated OCI. The Company assesses whether the credit loss existed by considering whether (a) the Company has the intent to sell the security, (b) it is more likely than not that the Company will be required to sell the security before recovery, or (c) the Company does not expect to recover the entire amortized cost basis of the security. The Company can bifurcate the OTTI on securities not expected to be sold or where the entire amortized cost of the security is not expected to be recovered into the components representing credit loss and the component representing loss related to other factors. The portion of the fair value decline attributable to credit loss is recognized through earnings.

Corporate debt securities are evaluated for OTTI by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows involves the calculation of the present value of remaining cash flows compared to previously projected cash flows. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit-related OTTI exists on corporate debt securities.

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

Loan fees and direct costs of originating loans are deferred, and the net fee or cost is accreted or amortized to interest income as a yield adjustment over the contractual lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

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

The allowance for loan losses is evaluated on a quarterly basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, peer group information, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions and other factors related to the collectibility of the loan portfolio. This evaluation is inherently subjective as it involves a high degree of judgment and requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest according to the contractual terms of the loan agreement. Management performs individual assessments of larger impaired loans to determine the existence of loss exposure and, where applicable, the extent of loss exposure based upon the present value of expected future cash flows available to pay the loan, or based upon the estimated realizable collateral where a loan is collateral dependent. Generally, loans excluded from

FEDFIRST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the individual impairment analysis are collectively evaluated by management to estimate losses inherent in those loans. Management determines historical loss experience for each group of loans with similar risk characteristics within the portfolio based on loss experience for loans in each group. Loan categories represent groups of loans with similar risk characteristics and may include types of loans by product, large credit exposures, concentrations, loan grade, or any other characteristic that causes a loan’s risk profile to be similar to another. We also consider qualitative or environmental factors that are likely to cause estimated credit losses associated with the bank’s existing portfolio to differ from historical loss experience, including changes in lending policies and procedures; changes in the nature and volume of the loan portfolio; changes in experience, ability and depth of loan management; changes in the volume and severity of past due loans, non-accrual loans and adversely graded or classified loans; changes in the quality of the loan review system; changes in the value of underlying collateral for collateral dependent loans; existence of or changes in concentrations of credit; changes in economic or business conditions; and the effect of competition, legal and regulatory requirements on estimated credit losses.

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred. Total advertising expense was approximately $200,000 and $119,000 for the years ended December 31, 2009 and 2008, respectively.

Real Estate Owned

When properties are acquired through foreclosure, they are transferred at estimated fair value less estimated selling costs, and any required write-downs are charged to the allowance for loan losses. Subsequently, such properties are carried at the lower of the adjusted cost or fair value less estimated selling costs. Estimated fair value of the property is generally based on an appraisal.

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

Bank-Owned Life Insurance

The Company purchased insurance on the lives of certain executive officers and directors. The policies accumulate asset values to meet future liabilities, including the payment of employee benefits. Increases in the cash surrender value and proceeds upon the death of a key employee are recorded as noninterest income in the Consolidated Statements of Operations. The cash surrender value of bank-owned life insurance is recorded as an asset in the Consolidated Statements of Financial Condition.

Goodwill

Goodwill is reported separate from other intangible assets in the Consolidated Statements of Financial Condition and is not amortized but tested for impairment annually or more frequently if impairment indicators arise. No impairment charge was deemed necessary for the years ended December 31, 2009 and 2008.

Intangible Assets

The Company determines the accounting for intangible assets based on their useful life. An intangible asset with a finite useful life is amortized whereas an intangible asset with an indefinite useful life is not amortized. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. The Company evaluates the remaining useful life of its intangible assets that are being amortized annually to determine whether events and circumstances warrant a revision to the remaining period of amortization. An intangible asset is not written down or off in the period of acquisition unless it becomes impaired during that period.

FEDFIRST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2009, Exchange Underwriters expanded its operation through the acquisition of Allsurance. The total acquisition cost recorded for Allsurance was $525,000, which included $500,000 of intangible assets related to a non-compete agreement and customer list and $25,000 of premises and equipment. The intangible assets are amortized over their estimated useful lives of four to five years. At December 31, 2009, there were $402,000 in net intangible assets. The Company periodically assesses whether events or changes in circumstances indicate that the carrying amounts of intangible assets may be impaired.

Income Taxes

The provision for income taxes is the total of the current year income tax due or refundable and the change in the deferred tax assets and liabilities. Deferred tax assets and liabilities are the estimated future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The realization of deferred tax assets is assessed and a valuation allowance provided, when necessary, for that portion of the asset which is not likely to be realized. Management believes, based upon current facts, that it is more likely than not there will be sufficient taxable income in future years to realize the deferred tax assets. The Company and its subsidiaries file a consolidated federal income tax return. The Company had no uncertain tax positions at December 31, 2009 and 2008.

Treasury Stock

Repurchase of shares of FedFirst Financial’s common stock are recorded at cost as a reduction of stockholders’ equity. Common stock held in treasury is reissued at average cost.

Investment in Affordable Housing Projects

The Company accounted for its limited partnership interests in affordable housing projects under the cost-recovery method. The Company received tax credits each year over a ten-year period. The investment was completely amortized at December 31, 2005.

At December 31, 2009 and 2008, there was approximately $1.0 million of credits that have not been utilized. The credits have been reflected as an asset and are available to be used to offset future taxes payable, with the credits expiring in years 2015 through 2020. Management believes, based upon current facts, that it is more likely than not there will be sufficient income in future years to be able to use the tax credits.

Comprehensive Income (Loss)

The Company is required to present comprehensive income (loss) and its components in a full set of general purpose financial statements for all periods presented. Other comprehensive income (loss) is comprised of net unrealized holding gains (losses) on its available-for-sale securities. The Company has elected to report the effects of its OCI as part of the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss.

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

FEDFIRST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Awards are typically granted with a 5 year vesting period and a vesting rate of 20% per year. The contractual life of stock options is typically 10 years from the date of grant. The exercise price for options is the closing price on the date of grant. The Company recognizes expense associated with the awards over the vesting period. Unrecognized compensation cost related to nonvested stock-based compensation is recognized ratably over the remaining service period. The per share weighted-average fair value of stock options granted with an exercise price equal to the market value on the date of grant is calculated using the Black-Scholes-Merton option pricing model, using assumptions for expected life, expected dividend rate, risk-free interest rate, and an expected volatility. The Company uses the simplified method to determine the expected term because it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its shares have been publicly traded.

Fair Value of Financial Instruments

Fair values are determined by a third party pricing service using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corroborated data, such as instruments with similar prepayment speeds and default interest rates. In some instances, the fair value of certain securities cannot be determined using these techniques due to the lack of relevant market data. As such, these securities are valued using an alternative technique and classified within Level 3 of the fair value hierarchy.

Revenue Recognition of Insurance Commissions and Contingency Fees

Exchange Underwriters records insurance commission based on the method in which the policy is billed. For policies that Exchange Underwriters directly bills to policyholders, income is recorded when billed. For policies an insurance company directly bills to policyholders on behalf of Exchange Underwriters, income is recorded as payments are received.

Exchange Underwriters also receives guaranteed supplemental payments and contingency fees that may be significant to its financial results. Guaranteed supplemental payments and contingency fees are dependent on several factors, which include, but are not limited to, eligible written premiums, earned premiums, incurred losses, and stop loss charges. Guaranteed supplemental payments are only accrued when insurance companies offer a lock-in provision and Exchange Underwriters agrees to a stipulated amount that typically includes a predetermined percentage adjusting the final payout calculations. Otherwise, contingency fees are recorded on a cash basis when received based on final calculations. Contingency fees are typically received in the first quarter of the year. Since insurance companies are not required to provide any estimates, the Company is not able to accrue contingency fees in the period earned as it does with guaranteed supplemental payments.

FEDFIRST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications of Prior Year’s Statements

Certain previously reported items have been reclassified to conform to the current year’s classifications.

Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) No. 2009-01, Generally Accepted Accounting Principles (Topic 105)—amendments based on Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. This ASU, published in July 2009, amends the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for the issuance of FASB Statement of Financial Accounting Standard (“SFAS”) No. 168. This ASU includes SFAS No. 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. The FASB ASC became the source of authoritative GAAP for financial statements issued for interim and annual periods ending after September 15, 2009. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On September 15, 2009, all then-existing non-SEC accounting and reporting standards were superseded and all nongrandfathered, non-SEC accounting literature not included in the ASC was deemed nonauthoritative. The issuance of this ASU and the ASC did not change GAAP and therefore did not have an impact on the Company’s financial position or results of operation upon adoption on September 15, 2009.

FASB no longer issues new standards in the form of Statements, FASB Staff Positions (“FSP”), or Emerging Issues Task Force Abstracts. Instead, it issues ASUs. FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the ASC.

ASC 855-10 Subsequent Events. ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. In particular, this ASC sets forth:

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

Additionally, the ASC requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure is intended to alert all users of the financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. This ASC was effective for interim and annual periods ending after June 15, 2009 and did not have a material impact on the Company’s financial condition or results of operation.

In February 2010, the FASB issued ASU No. 2010-09 which describes amendments to ASC 855-10 and clarifies which entities are required to evaluate subsequent events through the date the financial statements are issued and the scope of subsequent events disclosures. This ASU removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. Except as noted in paragraph 12, all other amendments or additions by ASU No. 2010-09 are effective upon issuance of the ASU No. 2010-09. Adoption of this ASU did not have a material impact on the Company’s financial condition or results of operation.

FEDFIRST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Determining Whether a Market Is Not Active and a Transaction Is Not Distressed. In April 2009, FASB issued ASC 820-10-35-51A and ASC820-10-35-51E, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Fair value is defined as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. These ASCs provide additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased and includes guidance on identifying circumstances when a transaction may not be considered orderly.

These ASCs also provide a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value. This ASC clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. These ASCs provide a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

These ASCs were effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting these ASCs must also early adopt ASC 320-10-35-33A through 35A, Recognition and Presentation of Other-Than-Temporary Impairments. The Company adopted these ASCs and they did not have a material effect on the Company’s financial condition or results of operations.

Recognition and Presentation of Other-Than-Temporary Impairments. In April 2009, the FASB issued ASC 320-10-35-33A through 35A, Recognition and Presentation of Other-Than-Temporary Impairments. This ASC clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert that it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment (“OTTI”). This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that OTTI exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, ASC 320-10-35-34C changes the presentation and amount of the OTTI recognized in the income statement. The OTTI is separated into (a) the amount of the total OTTI related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total OTTI related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total OTTI related to all other factors is recognized in other comprehensive loss.

This ASC was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this pronouncement and recorded a $1.1 million increase to retained earnings (net of $584,000 of taxes) and a corresponding increase to accumulated other comprehensive loss as the cumulative effect adjustment for the noncredit-related portion of OTTI losses previously recognized in earnings. Refer to Note 2 for further discussion.

Interim Disclosures about Fair Value of Financial Instruments. In April 2009, the FASB issued ASC 825-10-50-10, Interim Disclosures about Fair Value of Financial Instruments. This ASC requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This ASC was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this ASC must also early adopt ASC 820-10-35-51A and ASC 820-10-35-51E and ASC 320-10-35-33A through 35A. The Company adopted this pronouncement and it did not have a material effect on the Company’s financial condition or results of operations.

FEDFIRST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value. This ASU amends FASB ASC 820-10, Fair Value Measurements and Disclosures, to provide guidance on the fair value measurement of liabilities within the scope of ASC 820. The ASU states that if a quoted price in an active market for the identical liability is available, it represents a Level 1 fair value measurement. In circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity must measure fair value using one or more of the following techniques:

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

Effective Date of FASB Statement No. 157. In February 2008, the FASB issued ASC 820-10-65-1 Transition and Open Effective Date Information related to FSP FAS 157-2, Effective Date of FASB Statement No. 157, that permits a one-year deferral in applying the measurement provisions of ASC 820-10-15-1A to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application ASC 820-10-15-1A to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This ASC was adopted on January 1, 2009 and did not have a material effect on the Company’s financial condition or results of operations.

ASC 810-10 Noncontrolling Interests in Consolidated Financial Statements. ASC 810-10 establishes standards related to the treatment of noncontrolling interests. A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. This ASC requires noncontrolling interests to be treated as a separate component of equity, not as a liability or other item outside permanent equity. The ASC applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. The objective of this ASC is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. Before this ASC was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This ASC was effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. This ASC was adopted on January 1, 2009 due to the Bank’s 80% controlling interest in Exchange Underwriters and did not have a material effect on the Company’s financial condition or results of operations.

ASU 2010-02 Consolidation (Topic 810)—Accounting and Reporting for Decreases in Ownership of a Subsidiary—A Scope Clarification. In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810)—Accounting and Reporting for Decreases in Ownership of a Subsidiary—A Scope Clarification, which clarifies that the scope of the decrease in ownership provisions of ASC 810-10 and related guidance applies to:

•	A subsidiary or group of assets that is a business or nonprofit activity;

•	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and

•	An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

This ASU also clarifies that the decrease in ownership guidance in ASC 810-10 does not apply to: (a) sales of in substance real estate; and (b) conveyances of oil and gas mineral rights, even if these transfers involve businesses.

FEDFIRST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amendments in this ASU expand the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets to include:

•	The valuation techniques used to measure the fair value of any retained investment;

•	The nature of any continuing involvement with the subsidiary or entity acquiring the group of assets; and

•

Whether the transaction that resulted in the deconsolidation or derecognition was with a related party or whether the former subsidiary or entity acquiring the assets will become a related party after the transaction.

This ASU is effective beginning in the period that an entity adopts ASC 810-10. If an entity has previously adopted ASC 810-10, the amendments are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this ASU should be applied retrospectively to the first period that an entity adopts ASC 810-10. This ASC did not have a material effect on the Company’s financial condition or results of operations. The Company has not yet determined the impact that the adoption of this ASU will have on its financial condition and results of operations.

ASU 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in ASC 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends ASC 820-10 to now require:

•	A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

•	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

•

For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company has not yet determined the impact that the adoption of this ASU will have on its financial condition and results of operations.

2. Securities

The following table sets forth the amortized cost and fair value of securities available-for-sale at the dates indicated (dollars in thousands).

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises	$5,954	$15	$224	$5,745
Municipal bonds	4,014	257	—	4,271
Mortgage-backed	35,467	1,476	7	36,936
REMICs	30,144	1,178	857	30,465
Corporate debt	3,995	—	1,902	2,093
Equities	49	—	—	49

Total securities available-for-sale	$79,623	$2,926	$2,990	$79,559

FEDFIRST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises	$9,267	$99	$—	$9,366
Mortgage-backed	41,359	708	87	41,980
REMICs	32,590	318	525	32,383
Corporate debt	3,995	—	2,340	1,655
Equities	49	—	—	49

Total securities available-for-sale	$87,260	$1,125	$2,952	$85,433

The amortized cost and fair value of securities at December 31, 2009 by contractual maturity were as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties (dollars in thousands).

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due from one to five years	2,008	2,073
Due from five to ten years	11,478	11,783
Due after ten years	66,088	65,654
No scheduled maturity	49	49

Total	$79,623	$79,559

Securities with an amortized cost and fair value of $11.9 and $12.4 million, respectively, at December 31, 2009 and $9.9 and $10.0 million, respectively, at December 31, 2008 were pledged to secure public deposits and repurchase agreements.

Proceeds from the sales of securities available-for-sale for the year ended December 31, 2009 were $4.1 million and related gross realized gains totaled $73,000. Proceeds from the sales of securities available-for-sale for the year ended December 31, 2008 were $29.8 million and related gross realized gains totaled $335,000 and gross realized losses totaled $133,000 netting to a gain of $202,000.

The following table presents gross unrealized losses and fair value of securities aggregated by category and length of time that individual securities have been in a continuous loss position at the dates indicated (dollars in thousands). There were 11 private label REMICs that had an OTTI of $4.8 million that are not included in the table at December 31, 2008 as they were written down to fair value.

	Less than 12 months			12 months or more			Total
December 31, 2009	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Government-sponsored enterprises	1	$2,775	$224	—	$—	$—	1	$2,775	$224
Mortgage-backed	9	2,111	6	1	16	1	10	2,127	7
REMICs:
Private label issuer:
Prime fixed and adjustable rate	—	—	—	3	955	25	3	955	25
Alt-A fixed rate	4	2,010	622	3	2,755	201	7	4,765	823
Government-sponsored enterprises	3	598	7	1	638	2	4	1,236	9

Total REMICs	7	2,608	629	7	4,348	228	14	6,956	857
Corporate debt	—	—	—	3	2,093	1,902	3	2,093	1,902

Total securities temporarily impaired	17	$7,494	$859	11	$6,457	$2,131	28	$13,951	$2,990

FEDFIRST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Less than 12 months			12 months or more			Total
December 31, 2008	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Mortgage-backed	71	$9,052	$86	2	$14	$1	73	$9,066	$87
REMICs:
Private label issuer:
Prime fixed and adjustable rate	3	1,277	137	2	710	185	5	1,987	322
Alt-A fixed rate	1	894	23	—	—	—	1	894	23
Government-sponsored enterprises	7	3,406	180	—	—	—	7	3,406	180

Total REMICs	11	5,577	340	2	710	185	13	6,287	525
Corporate debt	—	—	—	3	1,655	2,340	3	1,655	2,340

Total securities temporarily impaired	82	$14,629	$426	7	$2,379	$2,526	89	$17,008	$2,952

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

Private Label—REMICS—The Company invests in and is subject to credit risk related to private label REMICs that are directly supported by underlying mortgage loans. The Company’s private label REMICs are credit-enhanced, senior tranches of securities in which the subordinate classes of the securities provide credit support for the senior class of securities. Losses in the underlying loan pool would generally have to exceed the credit support provided by the subordinate classes of securities before the senior class of securities would experience any credit losses.

At December 31, 2009, the Company had 10 securities with an unrealized loss of $848,000 of which six securities with an unrealized loss of $226,000 were in a loss position for 12 months or greater and the remaining four securities with an unrealized loss of $622,000 were in a loss position for less than 12 months. The securities consist of the following vintages that range from 2003—2007 as noted (dollars in thousands):

	Less than 12 months			12 months or more			Total
December 31, 2009	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Vintage
2003	—	$—	$—	3	$1,355	$21	3	$1,355	$21
2004	—	—	—	1	374	16	1	374	16
2005	1	365	38	—	—	—	1	365	38
2006	2	1,233	416	2	1,981	189	4	3,214	605
2007	1	412	168	—	—	—	1	412	168

Total	4	$2,010	$622	6	$3,710	$226	10	$5,720	$848

The vintages for 2006-2007 represent the majority of the unrealized loss in this category. At December 31, 2009, the credit ratings for 2003-2004 vintages were investment grade and 2005-2007 vintages were below investment grade. The increase in unrealized loss compared to December 31, 2008 was primarily the result of $1.7 million of previously recognized OTTI deemed to be noncredit-related loss which was reclassified from retained earnings to accumulated other comprehensive loss (“OCL”) on April 1, 2009.

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

To determine estimates for the key assumptions the Company reviewed the historical performance of each security in the context of the uncertain economic environment. Specific details of the collateral (underlying mortgages) and

FEDFIRST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

whether there were any characteristics between securities that could provide insight into future performance were evaluated. The review of historical performance focused on loss severities, default rates, delinquencies and foreclosure percentages. The Company reviewed the individual securities and the composition of collateral, which included types of loans (fixed, interest only), term (30 year, 10 year interest only), geographic concentrations (California and Florida), loan-to-value ratios (average 70%), and FICO scores (average 700). Based on this information, the Company was able to compile key assumptions and perform cash modeling to determine potential impairment. These assumptions were utilized in determination of credit losses. These are estimates and are highly subjective. If conditions deteriorate, the Company may incur additional OTTI. The key base assumptions are as follows and represent the ranges utilized for individual securities.

Key Assumptions	Percentage
Prepayment rate	6 CPR
Loss Severity	39 – 63%
Default	5 – 10.5%

Based upon analysis of third party provider reports and review of key assumptions on an individual security basis and the fact that the Company does not expect to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of its amortized cost basis, we concluded there is no additional OTTI on these securities at December 31, 2009.

At December 31, 2008, the Company had a total of 17 private label REMICs with an amortized cost of $14.3 million and a fair market value of $9.2 million. Private label REMICs held by the Company at December 31, 2008 are summarized in the following table by vintage (year of origination) prior to evaluation for OTTI (dollars in thousands).

Vintage	Number of Securities	Amortized Cost	Fair Value	Gross Unrealized Losses
2003	5	$2,713	$2,485	$228
2004	1	514	397	117

Total 2003-2004	6	3,227	2,882	345
2005	1	610	385	225
2006	7	7,699	4,444	3,255
2007	3	2,811	1,485	1,326

Total 2005-2007	11	11,120	6,314	4,806

Total 2003-2007	17	$14,347	$9,196	$5,151

As part of the Company’s review of its available for sale securities at December 31, 2008, it was determined that 11 private label REMICs for vintages 2005 through 2007 with an unrealized loss of $4.8 million had OTTI. Of these securities, 9 were significantly downgraded by the rating agencies in December 2008 with all but one accorded below investment grade status. In addition to the decrease in fair market value, the underlying assets reflected further deterioration with respect to delinquencies, foreclosures and payment speed which identified a potential loss of principal based on cash flow analysis.

In the second quarter of 2009, the Company adopted accounting standards related to the recognition and presentation of OTTI, which requires the recognition of credit-related OTTI on debt securities in earnings while noncredit-related OTTI on debt securities not expected to be sold is recognized in accumulated OCI. The standards require the Company to assess whether the credit loss existed by considering whether (a) the Company has the intent to sell the security, (b) it is more likely than not that it will be required to sell the security before recovery, or (c) it does not expect to recover the entire amortized cost basis of the security. The guidance allows the Company to bifurcate the OTTI on securities not expected to be sold or where the entire amortized cost of the security is not expected to be recovered into the components representing credit loss and the component representing loss related to other factors. The portion of the fair value decline attributable to credit loss must be recognized through earnings.

In accordance with the guidance, the Company evaluated the previously recognized $4.8 million of OTTI charges for private label REMICs. The Company determined that $3.1 million of the OTTI charges were credit-related and $1.7

FEDFIRST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million of the OTTI charges were noncredit-related. (To determine the credit related loss, the Company utilized the process as noted in this section). Since the Company does not expect to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis, the Company recorded a $1.1 million increase to retained earnings (net of $584,000 of taxes) and a corresponding increase to accumulated OCL as the cumulative effect adjustment for the noncredit-related portion at April 1, 2009.

Corporate Debt—At December 31, 2009, the Company had three securities that were in an unrealized loss position for 12 months or greater at an amount of $1.9 million. These securities consist of two pools of insurance company-issued preferred trust obligations. These securities were downgraded from their original rating issuance to below investment grade. The lack of liquidity in the market for this type of security, credit rating downgrades and market uncertainties are factors contributing to the unrealized losses on these securities. The following table provides additional information related to the Company’s pooled preferred trust obligations at December 31, 2009 (dollars in thousands):

Pool	Class	Tranche	Amortized Cost	Fair Value	Unrealized Loss	S&P / Fitch Rating	Current Number of Insurance Companies	Actual Deferrals and Defaults as a Percent of Current Collateral	Excess Subordination as a Percent of Current Performing Collateral
I-PreTSL 1	Mezzanine	B-3	$1,500	$799	$(701)	B+/BB	17	9.00%	7.38%
I-PreTSL 2	Mezzanine	B-3	2,495	1,294	(1,201)	B+/BB	29	—	14.32%

			$3,995	$2,093	$(1,902)

These securities are evaluated for OTTI by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows involves the calculation of the present value of remaining cash flows compared to previously projected cash flows. The Company considers the discounted cash flow analysis to be primary evidence when determining whether credit-related OTTI exists. Additionally, reports are reviewed that provide information for the amount of deferral/defaults that would have to occur to prevent the tranche from collecting contractual cash flows (principal and interest). Based on the analysis performed and the fact that the Company does not expect to sell these securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, the Company concluded that there is no OTTI on these securities at December 31, 2009.

Other Securities—This category includes Government-Sponsored Enterprises (“GSE”), municipal bonds, mortgage-backed and GSE—REMICS. At December 31, 2009, the Company had a total of 15 securities with an unrealized loss of $240,000 in these categories. Of this total, two securities with an unrealized loss of $3,000 were in a loss position for 12 months or greater and the remaining 13 securities with an unrealized loss of $237,000 were in a loss position for less than 12 months. An evaluation of the individual securities was performed whereby we reviewed all credit ratings and noted all remain at investment grade. Additionally, all securities are issued and backed by a Government-Sponsored Enterprise (“FNMA” or “FHLMC”). The Company believes the unrealized losses are due to changes in market interest rates. The Company does not intend to sell the securities and it is more likely than not it will not be required to sell the securities before their recovery. The Company expects to recover the entire amortized cost basis of these securities and concluded that there is no OTTI on these securities.

FHLB Stock—The Company is a member of the FHLB of Pittsburgh. As a member, the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements in order to obtain low cost products and services offered by the FHLB. Unlike investment securities, FHLB stock does not provide its holders with an opportunity for appreciation because by regulation FHLB stock can only be purchased, redeemed and transferred at par value. At December 31, 2009 and December 31, 2008, the Company’s FHLB stock totaled $6.9 million.

The Company evaluates impairment in FHLB stock when certain conditions warrant further consideration. In December 2008, the FHLB voluntarily suspended dividend payments on its stock as well as the repurchase of excess stock from members. The FHLB stated that this was due to a reduction in core earnings and concern over the FHLB’s capital position. After evaluating such factors as the capital adequacy of the FHLB, its overall operating performance and the FHLB’s liquidity and funding position, the Company concluded that the par value was ultimately recoverable and no impairment charge was recognized at December 31, 2009.

FEDFIRST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Loans

The following table sets forth the composition of the Company’s loan portfolio at the dates indicated (dollars in thousands).

December 31,	2009	2008
Real estate—mortgage:
One-to-four family residential	$158,073	$155,871
Multi-family	9,991	10,946
Commercial	31,405	24,301

Total real estate—mortgage	199,469	191,118

Real estate—construction:
Residential	3,028	9,833
Commercial	2,576	3,443

Total real estate—construction	5,604	13,276

Consumer:
Home equity	27,090	22,344
Loans on savings accounts	929	886
Other	1,314	821

Total consumer	29,333	24,051

Commercial business	10,327	8,474

Total loans	$244,733	$236,919

Net premium on loans purchased	108	120
Net deferred loan costs	829	850
Loans in process	(2,774)	(5,899)
Allowance for loan losses	(2,509)	(1,806)

Loans, net	$240,387	$230,184

Activity in the allowance for loan losses was as follows (dollars in thousands).

Years Ended December 31,	2009	2008
Allowance at beginning of year	$1,806	$1,457
Provision for loan losses	1,090	878
Charge-offs	(390)	(529)
Recoveries	3	—

Net charge-offs	(387)	(529)

Allowance at end of year	$2,509	$1,806

Nonaccrual loans consist primarily of residential and multi-family mortgage loans at December 31, 2009 and residential and commercial real estate mortgage loans at December 31, 2008. Nonaccrual loans increased $595,000 over the prior year primarily related to two multi-family properties in the purchased secondary market portfolio that are in the process of foreclosure. The following table sets forth the nonaccrual loans for the years ended December 31, 2009 and 2008 (dollars in thousands).

December 31,	2009	2008
Accruing loans past due 90 or more days	$—	$—
Nonaccrual loans	1,231	636

Total nonperforming loans	$1,231	$636

FEDFIRST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Premises and Equipment

Premises and equipment are summarized by major classifications as follows (dollars in thousands).

December 31,	2009	2008
Land and land improvements	$511	$450
Buildings and leasehold improvements	4,496	4,492
Furniture, fixtures and equipment	3,525	3,351

Total, at cost	8,532	8,293

Less: accumulated depreciation	6,121	5,558

Premises and equipment, net	$2,411	$2,735

Depreciation expense was approximately $563,000 and $506,000 for the years ended December 31, 2009 and 2008, respectively.

5. Deposits

Deposits are summarized as follows (dollars in thousands).

December 31,	2009	2008
Noninterest-bearing demand deposits	$15,963	$12,005
Interest-bearing demand deposits	15,214	11,336
Savings accounts	21,560	22,477
Money market accounts	53,282	43,873
Certificates of deposit	87,562	83,113

Total deposits	$193,581	$172,804

Interest expense by deposit category was as follows (dollars in thousands).

Years ended December 31,	2009	2008
Interest-bearing demand deposits	$46	$56
Savings accounts	126	183
Money market accounts	969	956
Certificates of deposit	2,925	3,629

Total interest expense	$4,066	$4,824

The aggregate amount of certificates of deposit with a minimum denomination of $100,000 totaled $20.3 million and $14.5 million at December 31, 2009 and 2008, respectively. Generally, deposit amounts in excess of $100,000 are not federally insured with the exception of certain self-directed retirement accounts which are insured up to $250,000. However, deposit insurance per account owner has been temporarily raised from $100,000 to $250,000 for all types of accounts until December 31, 2013. The Bank also opted to participate in the FDIC’s Temporary Liquidity Guarantee Program under which, for a fee, noninterest bearing transaction accounts receive unlimited insurance coverage until June 30, 2010.

Scheduled maturities of certificates of deposit were as follows (dollars in thousands):

December 31,	2009		2008
2010	$48,802	2009	$41,085
2011	16,541	2010	22,209
2012	7,971	2011	4,664
2013	2,358	2012	5,801
2014	5,284	2013	2,218
Thereafter	6,606	Thereafter	7,136

Total	$87,562	Total	$83,113

FEDFIRST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Borrowings

We utilize borrowings as a supplemental source of funds for loans and securities. The primary source of borrowings are FHLB advances and, to a limited extent, repurchase agreements. At December 31, 2009 and 2008, we had $107.0 million and $126.9 million, respectively, in outstanding FHLB advances and $5.5 million in repurchase agreements. Our FHLB advances include fixed rate and convertible select advances. The FHLB convertible select advances are long-term borrowings that have a fixed rate for the first three or five years of the term. After the fixed rate term expires, and quarterly thereafter, the FHLB may convert the advance to an adjustable rate advance at its option. If the advance is converted to an adjustable rate advance, the Bank has the option at the conversion date or on any future quarterly rate reset date to prepay the advance with no prepayment fee. At December 31, 2009 and 2008, we had two convertible select advances totaling $13.5 million. At December 31, 2009, a $1.5 million advance can convert to an adjustable rate each quarter at the option of the FHLB and a $12.0 million advance’s first conversion to an adjustable rate may occur in May 2010 and quarterly thereafter.

The following table sets forth borrowings based on their stated maturities and weighted average rates at December 31, 2009 and 2008 (dollars in thousands).

	Weighted Average Rate		Balance
December 31,	2009	2008	2009	2008
Due in one year or less	3.27%	3.39%	$31,778	$33,739
Due in one to two years	3.58	4.20	20,909	25,950
Due in two to three years	4.53	3.57	22,041	23,215
Due in three to four years	3.68	4.53	19,783	22,803
Due in four to five years	3.41	3.68	18,000	23,703
Due after five years	—	5.13	—	3,000

Total advances	3.67%	3.87%	$112,511	$132,410

Advances from the FHLB are secured by the Bank’s stock in the FHLB and certain qualifying mortgage-backed securities to the extent that the defined statutory value must be at least equal to the advances outstanding. Securities with an amortized cost and fair value of $7.5 and $7.8 million, respectively, at December 31, 2009 were pledged to adequately secure the repurchase agreements. The FHLB also has a blanket lien on the Bank’s loans.

The maximum remaining borrowing capacity at the FHLB at December 31, 2009 and 2008 was approximately $69.9 million and $90.9 million, respectively. The advances are subject to restrictions or penalties in the event of prepayment. The Bank also has the ability to borrow $11.4 million from the Federal Reserve based upon eligible collateral. At December 31, 2009 and 2008, the Bank had no borrowings with the Federal Reserve.

7. Earnings (Loss) Per Share

The following table sets forth basic and diluted earnings (loss) per common share at December 31, 2009 and 2008. There was no dilution from stock options for the years ended December 31, 2009 and 2008.

Years Ended December 31,	2009	2008
(Dollars in thousands, except per share amounts)
Net income (loss)	$557	$(2,145)
Weighted-average shares outstanding:
Basic	6,082,812	5,956,998
Effect of dilutive stock options and awards	—	—

Diluted	6,082,812	5,956,998
Earnings (loss) per share:
Basic and diluted	$0.09	$(0.36)

FEDFIRST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Operating Leases

The Company leases certain properties under operating leases expiring in various years through 2017. Lease expense was $201,000 and $185,000 for the years ended December 31, 2009 and 2008, respectively.

Minimum future rental payments under noncancelable operating leases are as follows (dollars in thousands).

December 31,	2009
2010	$187
2011	139
2012	107
2013	97
2014	94
Thereafter	203

Total	$827

9. Income Taxes

The difference between actual income tax benefit and the amount computed by applying the federal statutory income tax rate of 34% to income (loss) before income tax expenses (benefits) were reconciled as follows (dollars in thousands).

Years ended December 31,	2009	2008
Computed income tax expense (benefit)	$328	$(1,151)
Increase (decrease) resulting from:
State taxes (net of federal benefit)	39	51
Nontaxable BOLI income	(98)	(276)
Stock-based compensation (ISOs)	75	94
Other, net	14	43

Actual income tax expense (benefit)	$358	$(1,239)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as follows (dollars in thousands).

December 31,	2009	2008
Deferred tax assets:
Allowance for loan losses	$853	$614
Investments in affordable housing projects	104	104
Postretirement benefits	612	725
Net operating loss carryforwards—Federal	12	390
Stock-based compensation (NSOs)	110	85
Impairment loss on securities	1,050	1,634
Net unrealized loss on securities available-for-sale	25	716

Total deferred tax assets	2,766	4,268
Deferred tax liabilities:
Deferred loan costs	(282)	(289)
Depreciation and amortization	(20)	(20)

Total deferred tax liabilities	(302)	(309)
Net deferred tax assets	2,464	3,959
Tax credit carryforwards	1,023	971

Total deferred tax assets and tax credit carryforwards	$3,487	$4,930

FEDFIRST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax credit carryforwards expiring in 2015 through 2020 are available to offset future taxes payable. The Company determined that it was not required to establish a valuation allowance for deferred tax assets since it is more likely than not that the deferred tax assets will be realized through future taxable income and future reversals of existing taxable temporary differences. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Income tax expense (benefit) is summarized as follows (dollars in thousands).

Years ended December 31,	2009	2008
Currently (prepaid) payable	$(394)	$78
Deferred expense (benefit)	752	(1,317)

Total income tax expense (benefit)	$358	$(1,239)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Generally, a savings association is considered to be “undercapitalized” if it has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4%. At December 31, 2009 and 2008, the Bank met all capital adequacy requirements to which it is subject and notifications from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change the Bank’s categorization. In December 2008, the Company made an additional investment of $6.5 million in the Bank in order to increase the Bank’s capital levels. The following table sets forth the Bank’s regulatory capital amounts and ratios, as well as the minimum amounts and ratios required to be well capitalized (dollars in thousands).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action
December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$38,119	19.45%	$15,675	8.00%	$19,594	10.00%
Tier 1 capital (to risk weighted assets)	35,670	18.20	7,838	4.00	11,756	6.00
Tier 1 capital (to adjusted total assets)	35,670	10.12	14,094	4.00	17,617	5.00
Tangible capital (to tangible assets)	35,670	10.12	5,285	1.50	N/A	N/A

December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)	$35,964	19.93%	$14,435	8.00%	$18,044	10.00%
Tier 1 capital (to risk weighted assets)	34,158	18.93	7,217	4.00	10,826	6.00
Tier 1 capital (to adjusted total assets)	34,158	9.76	13,996	4.00	17,496	5.00
Tangible capital (to tangible assets)	34,158	9.76	5,249	1.50	N/A	N/A

FEDFIRST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the Bank’s equity under GAAP to regulatory capital at the dates indicated (dollars in thousands).

December 31,	2009	2008
GAAP equity	$37,113	$34,127
Goodwill and certain other intangible assets	(1,482)	(1,080)
Accumulated other comprehensive loss	39	1,111

Tier 1 capital	35,670	34,158
General regulatory allowance for loan losses*	2,449	1,806

Total capital	$38,119	$35,964

*	Limited to 1.25% of risk-weighted assets

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

11. Benefit Plans

401(k) Plan

The Company maintains a 401(k) plan for all salaried employees and may make a discretionary contribution to the plan based on a computation in relation to net income and compensation expense. The Company also matches the first 5% of employee deferrals on a graduated scale of 100% of the first 1-3%, and 50% thereafter up to a maximum of 4%. Plan expense was approximately $136,000 and $141,000 for the years ended December 31, 2009 and 2008, respectively. A full-time employee is eligible to participate in the plan after three months of employment, the attainment of age 21, and completion of 250 hours of service each Plan year.

Supplemental Executive Retirement Plan

The Company maintains a nonqualified defined contribution supplemental executive retirement plan (“SERP”) for certain key executive officers and a nonqualified defined benefit SERP for certain directors. The present value of estimated supplemental retirement benefits is charged to operations. A set retirement benefit is provided to the directors, but no set retirement is promised to officers, and no deferral of salary or income is required by the participants. Rather, the Company has agreed to place a certain amount of funds into an insurance policy on behalf of the participants. Each year, whatever income the policy generates, in the case of officers, above and beyond a predetermined index rate will be accrued into a retirement account that has been established for the participant. The expense for the years ended December 31, 2009 and 2008 was approximately $53,000 and $133,000, respectively.

Employee Stock Ownership Plan

In 2005, the Bank established an ESOP that purchased 259,210 shares of Company common stock from proceeds provided by the Company in the form of a loan. The effective date of the ESOP is January 1, 2005 and it is considered a leveraged plan. A full-time employee is eligible to participate in the plan after three months of employment, the attainment of age 21, and completion of 250 hours of service in a plan year. Each plan year, the Bank may, at its discretion, make additional contributions to the plan; however, at a minimum, the Bank has agreed to provide a contribution in the amount necessary to service the debt incurred to acquire the stock.

Shares are scheduled for release as the loan is repaid based on the interest method. The present amortization schedule calls for 17,281 shares to be released each December 31. There were no dividends declared or paid for the years ended December 31, 2009 or 2008.

FEDFIRST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As shares in the ESOP are earned and committed to be released, compensation expense is recorded based on their average fair value. The difference between the average fair value of the shares committed to be released and the cost of those shares to the ESOP is charged or credited to additional paid-in capital. The balance of unearned shares held by the ESOP is shown as a reduction of stockholders’ equity. Only those shares in the ESOP that have been earned and are committed to be released are included in the computation of earnings per share.

ESOP compensation expense was $63,000 for the year ended December 31, 2009 compared to $118,000 for the year ended December 31, 2008. There were 17,281 shares earned and committed to be released and 62,843 allocated shares at December 31, 2009. At December 31, 2008, there were 17,281 shares earned and committed to be released and 49,240 allocated shares. The 172,805 and 190,086 remaining unearned/unallocated shares at December 31, 2009 and 2008 had an approximate fair market value of $588,000 and $814,000, respectively.

12. Stock-Based Compensation

In 2006, FedFirst Financial Corporation’s stockholders approved the 2006 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to promote the Company’s success and enhance its value by linking the personal interests of its employees, officers, directors and directors emeritus to those of the Company’s stockholders, and by providing participants with an incentive for outstanding performance. All of the Company’s salaried employees, officers and directors are eligible to participate in the Plan. The Plan authorizes the granting of options to purchase shares of the Company’s stock, which may be non-statutory stock options or incentive stock options, and restricted stock which is subject to restrictions on transferability and subject to forfeiture. The Plan reserved an aggregate number of 453,617 shares of which 324,012 may be issued in connection with the exercise of stock options and 129,605 may be issued as restricted stock. As of December 31, 2009, there were 107,012 shares available to be issued in connection with the exercise of stock options and 22,105 shares that may be issued as restricted stock.

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

On August 7, 2009, an officer of the Company was awarded an aggregate of 5,000 restricted shares of common stock and 15,000 options to purchase shares of common stock. The awards vest over five years at the rate of 20% per year and the stock options have a 10 year contractual life from the date of grant. The Company’s common stock closed at $3.10 per share on August 7, 2009, which is the exercise price of the options granted on that date. The market value of the restricted stock awards was approximately $15,500, before the impact of income taxes. The estimated value of the stock options was $24,900, before the impact of income taxes. The per share weighted-average fair value of stock options granted with an exercise price equal to the market value on August 7, 2009 was $1.66 using the following Black-Scholes-Merton option pricing model assumptions: expected life of 7 years, expected dividend rate of 0%, risk-free interest rate of 3.50% and an expected volatility of 47.55%, based on historical results.

The Company recognizes expense associated with the awards over the five-year vesting period. Compensation expense was $296,000 for the year ended December 31, 2009 compared to $411,000 for the year ended December 31, 2008. As of December 31, 2009, there was $603,000 of total unrecognized compensation cost related to nonvested stock-based compensation compared to $1.1 million at December 31, 2008. The compensation expense cost at December 31, 2009 is expected to be recognized ratably over the weighted average remaining service period of 2.4 years. There is no intrinsic value for stock options at December 31, 2009. The realized tax benefit for stock options (NSOs) was $25,000 and $47,000 for the years ended December 31, 2009 and 2008, respectively.

FEDFIRST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Stock Options
Stock-Based Compensation	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term
Outstanding at January 1, 2008	239,500	$10.05	8.80
Granted	35,000	6.70
Exercised or converted	—	—
Forfeited	—	—
Expired	—	—

Outstanding at December 31, 2008	274,500	$9.62	7.80
Granted	15,000	3.10
Exercised or converted	—	—
Forfeited	36,000	10.11
Expired	36,500	10.11

Outstanding at December 31, 2009	217,000	$9.01	7.09

Exercisable at December 31, 2009	104,700	$9.83	6.68

	Stock Options		Restricted Stock Awards
	Number of Shares	Fair-Value Price	Number of Shares	Fair-Value Price
Nonvested at December 31, 2007	194,100	$3.14	79,100	$10.03
Granted	35,000	2.86	17,000	6.70
Vested	55,400	3.14	22,500	10.06
Forfeited	—	—	—	—

Nonvested at December 31, 2008	173,700	$3.08	73,600	$9.25
Granted	15,000	1.66	5,000	3.10
Vested	40,400	3.09	17,900	10.04
Forfeited	36,000	3.16	12,000	10.11

Nonvested at December 31, 2009	112,300	$2.86	48,700	$8.12

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

The primary investment vehicles for the Company for the years ended December 31, 2009 and 2008 were mortgage-backed securities, which are comprised of diversified individual residential mortgage notes, and REMICs (real estate mortgage investment conduits), which represent a participation interest in a pool of mortgages. Mortgage-backed securities are guaranteed as to the timely repayment of principal and interest by a Government-sponsored enterprise. REMICs are created by redirecting the cash flows from the pool of mortgages underlying those securities to create two or more classes (or tranches) with different maturity or risk characteristics designed to meet a variety of investor needs and preferences. REMICs may be sponsored by private issuers, such as money center banks or mortgage bankers, or by U.S. Government agencies and Government-sponsored enterprises. Investments in other securities consist of Government-sponsored securities which are made to provide and maintain liquidity within the guidelines of applicable regulations.

Substantially all of the Company’s loans, excluding those serviced by others, are made to customers located in southwestern Pennsylvania. The Company does not have any other concentration of credit risk representing greater than 10% of loans.

FEDFIRST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

December 31,	2009	2008
Unused revolving lines of credit	$3,132	$2,664
Unused commercial lines of credit	4,202	3,372
One-to-four family residential commitments	413	1,128
Commercial commitments	—	880
Home equity commitments	283	165

Total commitments outstanding	$8,030	$8,209

14. Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of December 31, 2009 and 2008 and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to December 31, 2009 and 2008 may be different than the amounts reported at each period end.

The fair value hierarchy prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

At December 31, 2009, Level 3 includes 11 securities totaling $3.6 million. This balance is comprised of eight mortgage-backed securities at $1.5 million and three corporate debt securities at $2.1 million, which are pooled trust preferred insurance company term obligations. The mortgage-backed securities, which were AAA rated at purchase, do not have an active market and as such the Company has used an alternative method to determine the fair value of these securities. The fair value has been determined using a discounted cash flow model using market assumptions, which generally include cash flow, collateral and other market assumptions. The corporate debt securities, which were rated A at purchase and are currently rated B+, could not be priced using quoted market prices, observable market activity or comparable trades, and the financial market was considered not active. The trust preferred market has been severely impacted by the lack of liquidity in the credit markets and concern over the financial services industry. Fair values for trust preferred securities were obtained

FEDFIRST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from pricing sources with reasonable pricing transparency, taking into account other unobservable inputs related to the risks for each issuer. The pooled trust preferred corporate term obligations owned are collateralized by the trust preferred securities of insurance companies in the U.S. There has been little or no active trading in these securities; therefore it was more appropriate to determine fair value using a discounted cash flow analysis. Determining the appropriate discount rate for the discounted cash flow analysis combined current and observable market spreads for comparable structured credit products with specific risks identified within each issue. The observable market spreads incorporated both credit and liquidity premiums.

For financial assets measured at fair value on a recurring basis, the following tables set forth the fair value measurements by fair value hierarchy at December 31, 2009 (dollars in thousands).

	December 31, 2009	December 31, 2008
Significant other observable inputs (Level 2)	$75,983	$80,062
Significant unobservable inputs (Level 3)	3,576	5,371

Total securities	$79,559	$85,433

Significant Unobservable Inputs (Level 3)
December 31, 2007	$6,390
Total unrealized losses	(2,199)
Purchases	—
Settlements	—
Paydowns and maturities	(307)
Net transfers into level 3	1,487

December 31, 2008	$5,371
Total unrealized gains	591
Purchases	—
Settlements	—
Paydowns and maturities	(651)
Net transfers out of level 3	(1,735)

December 31, 2009	$3,576

	December 31, 2009	December 31, 2008
The amount of total unrealized gains (losses) for the year included in earnings (or changes in net assets) attributable to the change in unrealized gains (losses) relating to assets still held at year indicated	$591	$(2,199)

For financial assets measured at fair value on a nonrecurring basis, the following tables set forth the fair value measurements by fair value hierarchy (dollars in thousands):

December 31, 2009	Level 2
Impaired loans	$634
Real estate owned	419

Certain impaired loans over $250,000 are individually reviewed to determine the amount of each loan that may be at risk of noncollection. When repayment is expected solely from the collateral, the impaired loans are reported at the fair value of the underlying collateral using Level 2 inputs based on property appraisals. The fair value of real estate owned was estimated using Level 2 inputs based on property appraisals less any projected selling costs.

FEDFIRST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following presents the fair value of financial instruments. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be sustained by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. In addition, the following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2009 and 2008:

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

Loans

The fair values for residential loans are estimated using discounted cash flow analyses using mortgage commitment rates from either FNMA or FHLMC. The fair values of consumer and commercial loans are estimated using discounted cash flow analyses, using interest rates reported in various government releases. The fair values of multi-family and nonresidential mortgages are estimated using discounted cash flow analysis, using interest rates based on national commitment rates on similar loans.

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

FEDFIRST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table sets forth the carrying amount and estimated fair value of financial instruments (dollars in thousands).

December 31,	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$7,496	$7,496	$7,847	$7,847
Securities	79,559	79,559	85,433	85,433
Loans, net	240,387	246,502	230,184	235,331
FHLB stock	6,901	6,901	6,901	6,901
Accrued interest receivable	1,556	1,556	1,652	1,652
Financial liabilities:
Deposits	193,581	194,814	172,804	174,565
Borrowings	112,511	115,437	132,410	135,740
Accrued interest payable	836	836	1,289	1,289

15. Condensed Financial Statements of Parent Company

Financial information pertaining only to FedFirst Financial Corporation (dollars in thousands).

Statements of Financial Condition

December 31,	2009	2008
Assets:
Cash and cash equivalents	$3,058	$2,781
Investment in the Bank	37,034	34,127
Loan receivable, ESOP	1,928	2,067
Other assets	372	370

Total assets	$42,392	$39,345

Liabilities and Stockholders’ Equity:
Accrued expenses	28	24
Stockholders’ equity	42,364	39,321

Total liabilities and stockholders’ equity	$42,392	$39,345

Statements of Operations

Years ended December 31,	2009	2008
Interest income	$119	$126
Operating expense	240	288

Loss before undistributed loss of subsidiary and income tax benefit	(121)	(162)
Undistributed net income (loss) of subsidiary	639	(2,035)

Income (loss) before income tax benefit	518	(2,197)

Income tax benefit	(39)	(52)

Net income (loss)	$557	$(2,145)

FEDFIRST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statements of Cash Flows

Years ended December 31,	2009	2008
Cash flows from operating activities:
Net income (loss)	$557	$(2,145)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Undistributed net (income) loss in subsidiary	(639)	2,035
Noncash expense for stock-based compensation	296	411
Increase in other assets	(3)	(81)
Increase (decrease) in other liabilities	4	(166)

Net cash provided by operating activities	215	54

Cash flows from investing activities:
ESOP loan principal payments received	139	133
Investment in FFSB	—	(6,500)

Net cash provided by (used in) investing activities	139	(6,367)

Cash flows from financing activities:
Purchases of common stock to be held in treasury	(77)	(1,350)

Net cash used in financing activities	(77)	(1,350)

Net increase (decrease) in cash and cash equivalents	277	(7,663)
Cash and cash equivalents at beginning of year	2,781	10,444

Cash and cash equivalents at end of year	$3,058	$2,781

16. Segment and Related Information

The consolidated operating results of FedFirst Financial are presented as a single financial services segment. FedFirst Financial is the parent company of the Bank, which owns FFEC. FFEC has an 80% controlling interest in Exchange Underwriters. Exchange Underwriters is managed separately from the banking and related financial services that the Company offers. Exchange Underwriters is an independent insurance agency that offers property and casualty, life, health, commercial general liability, surety and other insurance products.

FEDFIRST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is a table of selected financial data for the Company’s subsidiaries and consolidated results for 2009 and 2008 (dollars in thousands).

	First Federal Savings Bank	Exchange Underwriters, Inc.	FedFirst Financial Corporation	Net Eliminations	Consolidated
December 31, 2009
Assets	$353,397	$1,511	$42,392	$(44,007)	$353,293
Liabilities	316,280	783	28	(6,241)	310,850
Stockholders’ equity	37,117	728	42,364	(37,766)	42,443
December 31, 2008
Assets	$350,517	$1,338	$39,345	$(41,439)	$349,761
Liabilities	316,283	489	24	(6,459)	310,337
Stockholders’ equity	34,234	849	39,321	(34,980)	39,424
Year Ended December 31, 2009
Total interest income	$18,036	$15	$119	$(119)	$18,051
Total interest expense	8,780	—	—	(119)	8,661

Net interest income	9,256	15	119	—	9,390
Provision for loan losses	1,090	—	—	—	1,090

Net interest income after provision for loan losses	8,166	15	119	—	8,300
Noninterest income	1,001	2,218	—	—	3,219
Noninterest expense	8,546	1,767	240	—	10,553
Undistributed net income of subsidiary	254	—	639	(893)	—

Income (loss) before income tax expense (benefit) and noncontrolling interest in net income of consolidated subsidiary	875	466	518	(893)	966
Income tax (benefit) expense	185	212	(39)	—	358

Net income (loss) before noncontrolling interest in net income of consolidated subsidiary	690	254	557	(893)	608
Noncontrolling interest in net income of consolidated subsidiary	51	—	—	—	51

Net (loss) income	$639	$254	557	$(893)	$557

Year Ended December 31, 2008
Total interest income	$17,927	$32	$126	$(126)	$17,959
Total interest expense	9,763	—	—	(126)	9,637

Net interest income	8,164	32	126	—	8,322
Provision for loan losses	878	—	—	—	878

Net interest income after provision for loan losses	7,286	32	126	—	7,444
Noninterest (loss) income	(3,272)	1,929	—	—	(1,343)
Noninterest expense	7,823	1,299	288	—	9,410
Undistributed net income (loss) of subsidiary	375	—	(2,035)	1,660	—

(Loss) income before income tax (benefit) expense and noncontrolling interest in net income of consolidated subsidiary	(3,434)	662	(2,197)	1,660	(3,309)
Income tax expense (benefit)	(1,474)	287	(52)	—	(1,239)

Net (loss) income before noncontrolling interest in net income of consolidated subsidiary	(1,960)	375	(2,145)	1,660	(2,070)
Noncontrolling interest in net income of consolidated subsidiary	75	—	—	—	75

Net (loss) income	$(2,035)	$375	(2,145)	$1,660	$(2,145)

FEDFIRST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Quarterly Financial Information (Unaudited)

The following table summarizes selected information regarding the Company’s results of operations for the periods indicated (dollars in thousands). Quarterly earnings (loss) per share data may vary from annual loss per share due to rounding.

Three Months Ended	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Interest income	$4,570	$4,484	$4,509	$4,488
Interest expense	2,350	2,218	2,096	1,997

Net interest income	2,220	2,266	2,413	2,491
Provision for loan losses	160	230	300	400

Net interest income after provision for loan losses	2,060	2,036	2,113	2,091
Noninterest income	913	887	706	713
Noninterest expense	2,398	2,811	2,657	2,687

Income before income tax expense and noncontolling interest in net income (loss) of consolidated subsidiary	575	112	162	117
Income tax expense	218	45	57	38

Net income before noncontrolling interest in net income (loss) of consolidated subsidiary	357	67	105	79
Noncontrolling interest in net income (loss) of consolidated subsidiary	38	19	—	(6)

Net income	$319	$48	$105	$85

Earnings per share basic and diluted	$0.05	$0.01	$0.02	$0.01

Three Months Ended	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Interest income	$4,306	$4,355	$4,602	$4,696
Interest expense	2,426	2,356	2,422	2,433

Net interest income	1,880	1,999	2,180	2,263
Provision for loan losses	59	220	260	339

Net interest income after provision for loan losses	1,821	1,779	1,920	1,924
Noninterest income (loss)	1,045	589	582	(3,559)
Noninterest expense	2,354	2,236	2,380	2,440

Income (loss) before income tax expense (benefit) and noncontolling interest in net income of consolidated subsidiary	512	132	122	(4,075)
Income tax expense (benefit)	201	54	51	(1,545)

Net income (loss) before noncontrolling interest in net income of consolidated subsidiary	311	78	71	(2,530)
Noncontrolling interest in net income of consolidated subsidiary	43	13	5	14

Net income (loss)	$268	$65	$66	$(2,544)

Earnings (loss) per share basic and diluted	$0.04	$0.01	$0.01	$(0.43)

FEDFIRST FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Subsequent Events

On February 23, 2010, the Company, the Bank and FFMHC adopted a Plan of Conversion and Reorganization (the “Plan of Conversion”) pursuant to which the Bank will reorganize from the two-tier mutual holding company structure to the stock holding company structure. The Plan of Conversion was subsequently amended on March 9, 2010. Pursuant to the Plan of Conversion, (i) FFMHC will merge with and into the Company, with the Company being the surviving entity, (ii) the Company will merge with a newly formed Maryland corporation named FedFirst Financial Corporation, (iii) the shares of common stock of the Company held by persons other than FFMHC (whose shares will be canceled) will be converted into shares of common stock of new FedFirst Financial Corporation pursuant to an exchange ratio designed to preserve the percentage ownership interests of such persons, (iv) the Bank will become a wholly owned subsidiary of capital new FedFirst Financial Corporation, and (v) new FedFirst Financial Corporation will offer and sell shares of the common stock to depositors of the Bank and others in the manner and subject to the priorities set forth in the Plan of Conversion.

In connection with the conversion and offering, shares of the Company’s common stock currently owned by FFMHC will be canceled and new shares of common stock, representing the approximate 57.5% ownership interest of FFMHC, will be offered for sale by new FedFirst Financial Corporation. Concurrent with the completion of the conversion and offering, the Company’s existing public shareholders will receive shares of new FedFirst Financial Corporation’s common stock for each share of the Company’s common stock they own at that date, based on an exchange ratio to ensure that they will own approximately the same percentage of the new FedFirst Financial Corporation’s common stock as they owned of the Company’s common stock immediately prior to the conversion and offering.

At the time of the conversion, liquidation accounts will be established in an amount equal to the percentage ownership in the Company owned by FFMHC multiplied by the Company’s stockholders’ equity as reflected in the latest statement of financial condition used in the final offering prospectus for the conversion plus the value of the net assets of FFMHC as reflected in the latest statement of financial condition of FFMHC prior to the effective date of the conversion. The liquidation accounts will be maintained for the benefit of eligible account holders and supplemental eligible account holders (collectively, “eligible depositors”) who continue to maintain their deposit accounts in the Bank after the conversion. In the event of a complete liquidation of the Bank or the Bank and new FedFirst Financial Corporation (and only in such event), eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to common stock. Neither new FedFirst Financial Corporation nor the Bank may declare or pay a cash dividend if the effect thereof would cause its equity to be reduced below either the amount required for the liquidation account or the regulatory capital requirements imposed by the Office of Thrift Supervision.

The transactions contemplated by the Plan of Conversion are subject to approval by the shareholders of the Company, the members of FFMHC, and the Office of Thrift Supervision. Meetings of the Company’s shareholders and FFMHC’s members will be held to approve the plan in the second quarter of 2010. If the conversion and offering are completed, conversion costs will be netted against the offering proceeds. If the conversion and offering are terminated, such costs will be expensed. As of February 28, 2010, the Company had incurred approximately $115,000 of conversion costs.

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

There have been no changes in FedFirst Financial’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, FedFirst Financial’s internal control over financial reporting.

See Item 8 for management’s report on internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information relating to the officers of FedFirst Financial is incorporated herein by reference to Part I, Item1, “Business – Executive Officers of the Registrant” to this Annual Report on Form 10-K.

Our board of directors consists of seven members. The Board is divided into three classes with three-year staggered terms, with approximately one-third of the directors elected each year.

Information regarding the directors is provided below. Unless otherwise stated, each individual has held his current occupation for the last five years. The age indicated for each individual is as of December 31, 2009. The indicated period of service as a director includes the period of service as a director of First Federal.

The following directors have terms ending in 2010:

Richard B. Boyer has been President of Exchange Underwriters, Inc. since 1989. In June 2002, First Federal purchased an 80% interest in Exchange Underwriters, Inc., which had previously been 100% owned by Mr. Boyer. Mr. Boyer has also served as Vice President-Insurance of First Federal since 2003. Age 51. Director since 2002.

As President of our insurance agency subsidiary, Mr. Boyer brings to the board knowledge of the insurance industry and the operations of Exchange Underwriters, which he has managed for over 20 years.

John M. Kish is a retired banker. Mr. Kish served as the Chairman and Chief Executive Officer of GA Financial, Inc. and its wholly-owned subsidiary, Great American Federal, from 1996 until May 2004. Age 64. Director since 2005.

Mr. Kish brings to the board perspective and experience gained as a director and Chief Executive Officer of a financial institution that operated in the Pittsburgh market area. Mr. Kish also brings his experience as an attorney.

David L. Wohleber is a Certified Public Accountant and Executive Vice President of Eat’n Park Hospitality Group, Inc. Mr. Wohleber served as Chief Financial Officer of Eat’n Park Hospitality Group, Inc. for over 30 years through 2008. He joined Eat’n Park in 1977 after serving as a senior audit manager with Price Waterhouse & Co. Age 66. Director since 2006.

Mr. Wohleber brings to the board extensive finance experience as well as a background in public accounting.

John M. Swiatek is currently the Director of the Sports, Entertainment and Marketing division of GSP Consulting Corporation. Prior to joining GSP Consulting in 2009, Mr. Swiatek co-founded and served as the President and Managing Partner of the Washington Wild Things, a minor league professional baseball team in Washington, Pennsylvania. Age 52. Director since 2010.

Mr. Swiatek brings to the board extensive business background in finance, management and marketing. In addition, Mr. Swiatek brings his familiarity with our market areas and the surrounding area into which we may expand.

R. Carlyn Belczyk is a certified public accountant and a Shareholder of Guthrie, Belczyk & Associates, P.C. in Washington, Pennsylvania. Ms. Belczyk has been employed by Guthrie, Belczyk & Associates, P.C. since 1993. Age 58. Director since 2009.

Ms. Belczyk brings to the board experience and skills in public accounting, as well as experience serving small and medium-sized businesses in the southern Pittsburgh area. In addition, Ms. Belczyk lives and works in the communities that we serve.

The following director has a term ending in 2011:

John J. LaCarte has been the President of Model Cleaners, Uniforms & Apparel LLC since 1992. Age 43. Director since 1998 and Chairman of the board since 2006.

Mr. LaCarte brings to the board entrepreneurial and business management experience from successfully managing a business with over 20 locations and 200 employees. In addition, Mr. LaCarte lives and works in the communities that we serve.

The following director has a term ending in 2012:

Patrick G. O’Brien became President and Chief Executive Officer in May 2009. Mr. O’Brien served as Executive Vice President and Chief Operating Officer of FedFirst Financial and First Federal from September 2005 to May 2009. Prior to working with FedFirst Financial, Mr. O’Brien served as Regional President and Senior Lender – Commercial Lending with WesBanco Bank, Inc., Washington, Pennsylvania, from March 2002 to August 2005. Before serving with WesBanco Bank, Mr. O’Brien was Senior Vice President of Commercial Lending with Wheeling National Bank from August 1999 to March 2002, and Vice President and District Manager (Retail Banking) at PNC from 1993 to 1999. Age 48. Director since 2009.

As President and Chief Executive Officer, Mr. O’Brien brings to the board knowledge of FedFirst Financial’s operations as well as perspective on its strengths, challenges and opportunities. Mr. O’Brien also brings his extensive experience in community banking and his familiarity with our market area.

Audit Committee

The board of directors has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee meets periodically with independent auditors and management to review accounting, auditing, internal control structure and financial reporting matters. All members of the Audit Committee are independent in accordance with the listing requirements of the NASDAQ Stock Market. The Audit Committee consists of John M. Kish, John J. LaCarte, John M. Swiatek and David L. Wohleber. The board of directors has determined that John J. LaCarte and David L. Wohleber are “audit committee financial experts” as such term is defined by the rules and regulations of the Securities and Exchange Commission.

Code of Ethics and Business Conduct

FedFirst Financial has adopted a Code of Ethics and Business Conduct that is designed to ensure that our directors and employees meet the highest standards of ethical conduct. The Code of Ethics and Business Conduct, which applies to all employees and directors, addresses conflicts of interest, the treatment of confidential information, general employee conduct and compliance with applicable laws, rules and regulations. In addition, the Code of Ethics and Business Conduct is designed to deter wrongdoing and promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations. A copy of the Code of Ethics and Business Conduct can be found in the Investor Relations section of our website (www.firstfederal-savings.com).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires FedFirst Financial’s executive officers and directors, and persons who own more than 10% of any registered class of FedFirst Financial’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% shareholders are required by regulation to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of copies of the reports we have received and written representations provided to us from the individuals required to file the reports, we believe that each of our executive officers and directors has complied with applicable reporting requirements for transactions in FedFirst Financial common stock during the year ended December 31, 2009.

Directors’ Compensation

The following table provides the compensation received by individuals who served as non-employee directors of FedFirst Financial during the 2009 fiscal year.

Name	Fees Earned or Paid in Cash	Stock Awards ($) (1)	Option Awards ($) (2)	Total ($)
R. Carlyn Belczyk	$5,700	$—	$—	$5,700
Joseph U. Frye (3)	22,650	—	—	22,650
John M. Kish	22,650	—	—	22,650
John J. LaCarte	25,150	—	—	25,150
David L. Wohleber	24,150	—	—	24,150

(1)	At December 31, 2009, the aggregate number of unvested shares of restricted stock held in trust for each of the non-employee directors was as follows, Ms. Belczyk, 0 shares; Mr. Frye, 2,000 shares; Mr. Kish, 2,000 shares; Mr. LaCarte, 2,000 shares; and Mr. Wohleber, 3,400 shares.
(2)	At December 31, 2009, Ms. Belczyk had no stock options; Mr. Frye, Mr. Kish and Mr. LaCarte had 7,500 vested stock options and 5,000 unvested stock options; and Mr. Wohleber had 4,000 vested stock options and 8,500 unvested stock options.
(3)	Mr. Frye retired from the board of directors in January 2010.

Cash Retainer and Meeting Fees for Non-Employee Directors. The Chairman of the Board of First Federal Savings Bank receives a monthly fee of $2,300 and the Chairman of the Audit Committee receives a monthly fee of $2,100. All other non-employee directors of First Federal Savings Bank receive a monthly fee of $1,800. Non-employee directors receive $300 for each Audit Committee meeting attended and $150 for each Nominating/Corporate Governance Committee and Compensation Committee meeting attended. Directors receive payment for only one committee meeting attended per day, with payment at the rate of the highest committee fee of the committee meeting attended that day. Neither FedFirst Financial nor FedFirst Financial Mutual Holding Company pays any fees to its directors.

Director Fee Continuation Agreement. We have entered into individual agreements with Joseph U. Frye and John J. LaCarte that provide the directors with a payment upon retirement in exchange for the directors’ continued service to First Federal Savings Bank. Each participating director is entitled to a benefit equal to $100 for each full year of service (including any partial year that a director served in the year of retirement) payable to the director, or his beneficiary, in annual installments over a period of ten years. Payments under these agreements commence on the first day of the month following the date the director retires following his 65th birthday and completion of ten full years of service with First Federal Savings Bank. In the event a director dies while serving on the board of directors, First Federal Savings Bank will pay an annual benefit equal to $100 for each full year of service from the date of first service to the date of death. The death payment will be made either in a lump sum or in installments at the discretion of First Federal Savings Bank. All payments under the agreements are subject to a vesting schedule of 10% for each full year of service with First Federal up to a maximum of 100%. The agreements terminate if a director voluntarily terminates service with First Federal prior to retirement or is terminated by First Federal without cause. The director, as severance, will then receive a sum equal to the accrued balance in his liability reserve account multiplied by his vested percentage. Severance payments under the agreements will be paid in ten annual installments.

Director Split Dollar Arrangements. We have entered into split dollar life insurance agreements with Joseph U. Frye and John J. LaCarte that provide for a cash payment in the event they die while in service with us. Under the terms of the agreements, we are the owners of and pay all the premiums on the life insurance policies under which the individuals are insured. These life insurance policies are single premium policies, the premium for which was paid in full in 1999 when the split dollar arrangements were entered into with the directors. Under the directors’ split-dollar arrangements, if a director is in service at the time of his death, his designated beneficiary is entitled to an amount equal to the lesser of $25,000, or the total insurance proceeds less the cash value of the policy. If a director is not in service at the time of his death, his designated beneficiary will receive a prorated benefit based on the director’s years of service with First Federal Savings Bank. The remainder of the death benefit under the agreements is owned by First Federal Savings Bank.

        Director Emeritus Program. First Federal Savings Bank maintains a director emeritus program for retired directors. Under the program, a participating director is eligible to receive such compensation and benefits, if any, as determined from time to time by the board of directors. A director emeritus shall be eligible to participate in any plan of the First Federal Savings Bank, or any affiliate, that grants stock-based benefits to non-employee directors. Additionally, while serving as a director emeritus, any unvested or un- exercisable stock-based awards held by a director emeritus will continue to vest or become exercisable, subject to the terms and conditions of the grant or plan under which the awards were granted.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table. The following table provides information concerning total compensation earned or paid to the President and Chief Executive Officer, our former President and Chief Executive Officer, and the two other most highly compensated executive officers of FedFirst Financial who served in such capacities at December 31, 2009. These officers are referred to as the named executive officers in this document.

Name and Principal Position	Year	Salary		Bonus	Stock Awards (1)	Option Awards (2)	All Other Compensation		Total
Patrick G. O’Brien	2009	$175,000		$20,000	$15,500	$24,900	$23,105	(3)	$258,505
President and CEO	2008	168,000		5,040	—	—	22,686		195,726

Robert C. Barry, Jr.	2009	155,179		12,500	—	—	17,945	(4)	185,624
Executive Vice President and Chief Financial Officer	2008	157,500		4,725	—	—	18,212		180,437

Richard B. Boyer	2009	196,985	(5)	—	—	—	80,523	(6)	277,508
Vice President	2008	212,428		25,900	—	—	47,550		285,878

John G. Robinson	2009	74,906		—	—	—	55,000	(7)	129,906
Former President and CEO	2008	184,000		5,520	—	—	12,822		202,342

(1)	These amounts represent the aggregate grant date fair value for outstanding restricted stock awards granted during the year indicated, computed in accordance with FASB ASC Topic 718. The amounts represented were calculated based upon FedFirst Financial’s stock price of $3.10 on the date of grant. When shares become vested and are distributed from the trust in which they are held, the recipient will also receive an amount equal to accumulated cash and stock dividends (if any) paid with respect thereto, plus earnings thereon.
(2)	These amounts represent the aggregate grant date fair value for outstanding stock option awards granted during the year indicated, computed in accordance with FASB ASC Topic 718. For information on the assumptions used to compute the fair value, see note 12 to the notes to the consolidated financial statements. The actual value, if any, realized by an executive officer from any option will depend on the extent to which the market value of the common stock exceeds the exercise price of the option on the date the option is exercised. Accordingly, there is no assurance that the value realized by an executive officer will be at or near the value estimated above.
(3)	Includes $7,013 in employer contributions to 401(k) Plan, $2,822 for value of shares allocated under the employee stock ownership plan, and $13,270 in perquisites.
(4)	Includes $6,230 in employer contributions to 401 (k) Plan and $2,506 for value of shares allocated under the employee stock ownership plan, and $9,209 in perquisites.
(5)	Mr. Boyer’s salary, which includes commissions, was paid by Exchange Underwriters, Inc.
(6)	Includes $6,600 in employer contributions to 401(k) Plan, $3,658 for value of shares allocated under the employee stock ownership plan, $63,925 in employer contributions under the Supplemental Retirement Plan, and $6,340 in perquisites.
(7)	Fees associated with Mr. Robinson’s Consulting Agreement.

Employment Agreements. FedFirst Financial and First Federal Savings Bank entered into employment agreements with Patrick G. O’Brien and Robert C. Barry (collectively, the “executives”). Exchange Underwriters has entered into an employment agreement with Richard B. Boyer. The employment agreements are intended to ensure that we will be able to maintain a stable and competent management base.

The employment agreements provide for an initial two-year term for Mr. O’Brien and an initial eighteen month term for Mr. Barry, both subject to annual renewal by the board of directors for additional one year terms. The agreements provide for a base salary of $180,000 for Mr. O’Brien and $162,000 for Mr. Barry, both subject to annual review by the board. In addition to the base salaries, the agreements provide for, among other things, discretionary bonuses, participation in stock benefit plans and other fringe benefits applicable to executive personnel. All reasonable costs and legal fees paid or incurred by the executive in any dispute or question of interpretation relating to the employment agreement will be paid by FedFirst Financial if the executive is successful on the merits in a legal judgment, arbitration or settlement. The employment agreements also provide that FedFirst Financial and First Federal Savings Bank will indemnify the executives to the fullest extent legally allowable.

Effective June 1, 2008, Exchange Underwriters extended its employment agreement with Richard B. Boyer, Chief Operating Officer of Exchange Underwriters. The agreement provides for an initial two-year term subject to annual renewal by the board of directors. The agreement provides Mr. Boyer with a base salary of $160,000 per year, plus 25% of all first-year commissions generated by any salesperson of Exchange Underwriters from sales of new insurance policies and an annual bonus equal to 20% of the year-over-year growth in Exchange Underwriters’ annual audited net income. Mr. Boyer’s compensation may be reviewed by Exchange Underwriters in the event of a material change in his business responsibilities during the term of the agreement. In addition to cash compensation, Mr. Boyer is entitled to receive health and welfare benefits, including disability and life insurance, on an equivalent basis to senior officers of First Federal Savings Bank and is eligible to participate in First Federal Savings Bank’s employee stock ownership plan and retirement savings plan.

See “Retirement Benefits” and “Other Potential Post-Termination Benefits” for a discussion of the benefits and payments Messrs. O’Brien, Barry and Boyer may receive under their employment agreements upon retirement or termination of employment.

Consulting Agreement. FedFirst Financial and First Federal Savings Bank entered into a consulting agreement with John G. Robinson in May 2009 upon his retirement as our President and Chief Executive Officer. The consulting agreement provides for a period of two years during which period Mr. Robinson will receive $7,500 per month for consulting services including providing advice on matters relating to First Federal Savings Bank’s operations and such other matters as requested by the Chief Executive Officer.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options and stock awards that have not vested for each named executive officer outstanding as of December 31, 2009.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested (3)
Patrick G. O’Brien	8/8/06	27,000	18,000	(1)	$10.11	8/8/16	6,000	(1)	$20,400
	8/7/09	—	15,000	(2)	3.10	8/7/19	5,000	(2)	17,000
Robert C. Barry, Jr	8/8/06	15,000	10,000	(1)	10.11	8/8/16	4,000	(1)	13,600
Richard B. Boyer	8/8/06	9,000	6,000	(1)	10.11	8/8/16	3,000	(1)	10,200
John G. Robinson		—	—		—	—	—		—

(1)	Remaining unexercisable stock options and unvested stock awards granted on August 8, 2006 will vest in equal annual installments on each anniversary of the grant date up to and including August 8, 2011.
(2)	Stock options and stock awards granted on August 7, 2009 will vest in five equal annual installments commencing on the first anniversary of the grant date.
(3)	Based upon FedFirst Financial’s closing stock price of $3.40 on December 31, 2009.

Option Exercises and Stock Vested

The following table provides information concerning the vesting of stock awards for each named executive officer, on an aggregate basis, during 2009. No named executive officer exercised any stock options during 2009.

	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting
Patrick G. O’Brien	3,000	$9,300
Robert C. Barry, Jr.	2,000	6,200
Richard B. Boyer	1,500	4,650
John G. Robinson	—	—

Retirement Benefits

Payments Made Upon Termination for Cause. Under their employment agreements, if Mr. O’Brien, Mr. Barry or Mr. Boyer is terminated for cause (as defined in the agreements), the executive will receive his base salary through the date of termination and retain the rights to any vested benefits subject to the terms of the plan or agreement under which those benefits are provided. Under Mr. Boyer’s SERP, if he is terminated for cause, as defined in the SERP, at any time, then all benefits under the SERP shall be forfeited.

Payments Made Upon Termination for Reasons Other Than Cause. The employment agreements with Mr. O’Brien and Mr. Barry provide for termination for cause, as defined in the agreements, at any time. If FedFirst Financial chooses to terminate Mr. O’Brien or Mr. Barry for reasons other than for cause, or if either resigns after specified circumstances that would constitute constructive termination, he (or, if he dies, his beneficiary) would be entitled to receive an amount equal to the remaining base salary payments due for the remaining term of the his agreement. FedFirst Financial would also continue and/or pay for his health and dental coverage for the remaining term of the agreement.

Mr. Boyer’s employment agreement may be terminated by Exchange Underwriters with cause, as defined in the agreement, at any time. The agreement may also be terminated by FedFirst Financial without cause (as defined in the agreement) and by Mr. Boyer with at least 60 days written notice to Exchange Underwriters. In the event the agreement is terminated without cause, Mr. Boyer will be entitled to his base salary at the rate in effect upon his termination and average monthly commissions (as defined in the agreement) for the then-remaining term of the agreement. Mr. Boyer also shall be eligible for group-term life insurance, health and dental insurance, short- and long- term group disability insurance, and to participate in First Federal Savings Bank’s employee stock ownership plan and retirement savings plan for the remainder of the employment period. The agreement also restricts Mr. Boyer’s ability to compete in the market place for a period commencing on the effective date of the agreement and ending two years after the date in which Mr. Boyer ceases to be employed by Exchange Underwriters, unless Mr. Boyer is terminated without cause.

Payments Made Upon Disability. Under Mr. O’Brien and Mr. Barry’s employment agreements, if either is terminated as the result of disability, he would be entitled to monthly disability payments, each in amount equal to two-thirds (2/3) of his weekly rate of base salary in effect as of the date of his termination of employment due to disability. The disability payments will end on the earlier of: (A) the date he returns to full-time employment at First Federal Savings Bank in the same capacity as he was employed prior to his termination for disability; (B) his death; (C) his attainment of age 65; or (D) the date the then-current term of the agreement would have expired. All benefits received during active employment would continue to be provided during any period of disability.

Under Mr. Boyer’s employment agreement, if he is terminated for cause as a result of disability, Mr. Boyer would be entitled to monthly disability payments, each in an amount equal to sixty percent (60%) of his monthly rate of base salary in effect as of the date of his termination of employment due to disability and average monthly commissions (as defined in the agreement). Under the agreement the disability payments will end on the earlier of: (A) the date he returns to full-time employment with Exchange Underwriters in the same capacity as he was employed prior to his termination for disability; (B) his death; (C) his attainment of age 65; or (D) the date the then-current term of the agreement would have expired. All benefits received during active employment would continue to be provided during any period of disability.

Payments Made Upon Death. Upon termination due to death, outstanding stock options granted pursuant to our 2006 Equity Incentive Plan automatically vest and remain exercisable until the earlier of one year from the date of death or the expiration date of the stock options. Restricted stock awards granted to these officers under the plan also vest in full upon death.

Payments Made Upon a Change in Control. The employment agreements with Messrs. O’Brien, Barry and Boyer provide that if involuntary termination follows a change in control of FedFirst Financial or First Federal Savings Bank, the executive would be entitled to a severance payment equal to three times his annual base salary, and average yearly commission in the case of Mr. Boyer, in effect at the time of the change in control plus the continuation of health and dental benefits for a period not exceeding the earlier of: (A) three years from the termination date; (B) the executive’s employment with another employer; or (C) the executive’s death. Section 280G of the Internal Revenue Code provides that payments related to a change in control that equal or exceed three times the individual’s “base amount” (defined as average annual taxable compensation over the five preceding calendar years) constitute “excess parachute payments.” Individuals who receive excess parachute payments are subject to a 20% excise tax on the amount that exceeds the base amount, and the employer may not deduct such amounts. The employment agreements with Messrs. O’Brien, Barry and Boyer provide that if the total value of the benefits provided and payments made to him in connection with a change in control, either under their employment agreement alone or together with other payments and benefits that they have the right to receive from us, exceed three times their respective base amount (“280G Limit”), their severance payment will be reduced or revised so that the aggregate payments do not exceed his 280G Limit.

Under the terms of our employee stock ownership plan, upon a change in control (as defined in the plan), the plan will terminate and the plan trustee will repay in full any outstanding acquisition loan. After repayment of the acquisition loan, all remaining shares of our stock held in the loan suspense account, all other stock or securities, and any cash proceeds from the sale or other disposition of any shares of our stock held in the loan suspense account will be allocated among the accounts of all participants in the plan who were employed by us on the date immediately preceding the effective date of the change in control. The allocations of shares or cash proceeds shall be credited to each eligible participant in proportion to the opening balances in their accounts as of the first day of the valuation period in which the change in control occurred. Payments under our employee stock ownership plan are not categorized as parachute payments and, therefore, do not count towards each executive’s 280G Limit.

In the event of a change in control of FedFirst Financial outstanding stock options granted pursuant to our 2006 Equity Incentive Plan automatically vest and, if the option holder is terminated other than for cause within 12 months of the change in control, will remain exercisable until the expiration date of the stock options. Restricted stock awards granted to these officers under the plan also vest in full upon a change in control. The value of the accelerated options and restricted stock grants count towards the executive’s 280G Limit.

2006 Equity Incentive Plan

The FedFirst Financial Corporation 2006 Equity Incentive Plan was adopted by our board of directors and approved by our shareholders in May 2006. The 2006 Equity Incentive Plan authorizes the granting of up to 324,012 stock options and 129,605 shares of restricted stock. The purpose of the 2006 Equity Incentive Plan was to attract and retain qualified personnel, to provide officers, employees and directors with a proprietary interest in us as an incentive to contribute to our continued success, to align employees’ interests with those of our shareholders and to reward outstanding performance. The 2006 Equity Incentive Plan is administered by a committee of the board of directors, which has the authority to determine the eligible directors or employees to whom awards are to be granted, the number of awards to be granted, the vesting of the awards and the conditions and limitations of the awards.

As of December 31, 2009, options for 217,000 shares were outstanding and options for 107,012 shares remained available for future awards under the plan. None of the options granted under the plan have been exercised. As of December 31, 2009, 107,500 shares of restricted stock had been granted and 22,105 shares remained available for future awards.

The 2006 Equity Incentive Plan provides that in the event any merger, consolidation, share exchange or other similar corporate transaction affects the shares of FedFirst Financial in such a manner that an adjustment is required to preserve the benefits available under the plan, the committee administering the plan has the authority to adjust the number of shares which may be granted, the number of shares subject to restricted stock awards or outstanding stock options, and the exercise price of any stock option grant.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2009 about FedFirst Financial common stock that may be issued upon the exercise of options under the 2006 Equity Incentive Plan. The plan was approved by our shareholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	217,000	$9.01	107,012
Equity compensation plans not approved by security holders	—	—	—

Total	217,000	$9.01	107,012

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners

The following table provides information as of March 11, 2010 about the persons known to FedFirst Financial to be the beneficial owners of more than 5% of our outstanding common stock. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investing power.

Name and Address	Number of Shares Owned		Percent of Common Stock Outstanding (1)
FedFirst Financial Mutual Holding Company Donner at Sixth Street Monessen, Pennsylvania 15062	3,636,875	(2)	57.4%

Third Avenue Management LLC 622 Third Avenue New York, NY 10017	490,036	(3)	7.7%

(1)	Based on 6,325,772 shares of common stock outstanding and entitled to vote as of , 2010.
(2)	The members of the board of directors of FedFirst Financial also constitute the board of directors of First Federal.
(3)	Based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on February 13, 2009.

The following table provides information as of March 11, 2010 about the shares of FedFirst Financial common stock that may be considered to be beneficially owned by each director, each executive officer named in the summary compensation table and all directors and executive officers of FedFirst Financial as a group. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, each of the named individuals has sole voting power and sole investment power with respect to the number of shares shown. The number of shares beneficially owned by all directors and executive officers as a group totaled 4.0% of our outstanding common stock as of March 11, 2010. No director or named executive officer owned more than 1% of our outstanding common stock as of that date.

Name	Common Stock (1) (2)		Options Exercisable Within 60 Days	Total
Directors
R. Carlyn Belczyk	500		—	500
Richard B. Boyer	25,374		9,000	34,374
John M. Kish	15,500		7,500	23,000
John J. LaCarte	40,500	(3)	7,500	48,000
Patrick G. O’Brien	21,856	(4)	27,000	48,856
John M. Swiatek	—		—	—
David L. Wohleber	11,500		4,000	15,500

Named Executive Officers Who Are Not Also Directors
Robert C. Barry, Jr.	12,059		15,000	27,059
All directors and executive officers as a group (13 persons)	166,922		85,600	252,522

(1)	This column includes unvested restricted stock held in trust as part of the 2006 Incentive Plan with respect to which individuals have voting but not investment power as follows: Mr. Boyer – 3,000 shares, Messrs. Kish and LaCarte—2,000 shares, Mr. O’Brien—11,000 shares and Mr. Wohleber—3,400 shares. All restricted stock awards vest in five equal annual installments commencing one year from the date of grant, which was July 24, 2007 and August 8, 2008 for Mr. Wohleber’s awards, August 7, 2009 and August 8, 2006 for Mr. O’Brien’s awards and August 8, 2006 for all other awards.
(2)	Includes shares allocated to the account of individuals under the employee stock ownership plan with respect to which individuals have voting but not investment power as follows: Mr. Boyer—4,217 shares and Mr. O’Brien—2,685 shares.
(3)	Includes 20,000 shares held by a corporation controlled by Mr. LaCarte.
(4)	Includes 1,049 shares held in trust in the 401(k) Plan.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to Item 12(a) of this Annual Report on Form 10-K

(c)	Changes in Control

Management of FedFirst Financial knows of no arrangements, including any pledge by any person or securities of FedFirst Financial’s, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table provides information at December 31, 2009 for compensation plans under which equity securities may be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
	(A)	(B)	(C)
Equity compensation plans:
Approved by stockholders	217,000	$9.01	107,012

Not approved by stockholders	—	—	—

Total	217,000	$9.01	107,012

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The Sarbanes-Oxley Act of 2002 generally prohibits loans by FedFirst Financial to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by First Federal to its executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured financial institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. First Federal is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public. Notwithstanding this rule, federal regulations permit First Federal to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee.

From time to time, First Federal makes loans and extensions of credit to its executive officers and directors. The outstanding loans made to our directors and executive officers, and members of their immediate families, were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to First Federal, and did not involve more than the normal risk of collectibility or present other unfavorable features. As of December 31, 2009, all such loans were performing to their original terms.

Board Independence

All of our directors are independent under the current listing standards of the Nasdaq Stock Market, except for Mr. O’Brien, who is President and Chief Executive Officer of FedFirst Financial and First Federal Savings Bank, and Mr. Boyer, who is President of Exchange Underwriters, a subsidiary of First Federal Savings Bank. In determining the independence of its directors, the board considered transactions, relationships and arrangements between FedFirst Financial and its directors that are not required to be disclosed under the heading “Transactions with Related Persons,” including loans or lines of credit that First Federal Savings Bank has directly or indirectly made to Director John J. LaCarte and the commercial services provided to First Federal Savings Bank by the business operated by Mr. LaCarte. The amounts paid by First Federal Savings Bank for such services are not material to either First Federal Savings Bank or the business of Mr. LaCarte.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to FedFirst Financial for the fiscal years ended December 31, 2009 and 2008 by its independent registered public accountants:

	2009	2008
Audit fees (1)	$103,199	$81,750
Audit related fees	24,452	—
Tax fees (2)	11,470	13,600
All other fees	—	—

(1)	Consists of fees for professional services rendered for the audit of the consolidated financial statements and the review of financial statements included in quarterly reports on Form 10-Q.
(2)	Consists of fees for professional services rendered for the preparation of income tax returns.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent auditor. In accordance with its charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent auditor. Such approval process ensures that the external auditor does not provide any non-audit services to us that are prohibited by law or regulation.

In addition, the Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent auditor. Requests for services by the independent auditor for compliance with the auditor services policy must be specific as to the particular services to be provided.

The request may be made with respect to either specific services or a type of service for predictable or recurring services.

During the year ended December 31, 2009, all services were approved, in advance, by the Audit Committee in compliance with these procedures.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of this report.

(2)	Exhibits

1.1	Engagement Letter by and between FedFirst Financial Mutual Holding Company, FedFirst Financial Corporation, First Federal Savings Bank and Stifel, Nicolaus & Company, Incorporated

2.0	Plan of Conversion and Reorganization

3.1	Amended and Restated Charter of FedFirst Financial Corporation (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form SB-2, and amendments thereto, initially filed on December 17, 2004, Registration No. 333-121405)

3.2	Amended and Restated Bylaws of FedFirst Financial Corporation (incorporated herein by reference to Exhibit 3.2 to the Form 10-K for the fiscal year ended December 31, 2008 filed on March 16, 2009)

4.0	Specimen Stock Certificate of FedFirst Financial Corporation (incorporated herein by reference to Exhibit 4.0 to the Registration Statement on Form SB-2, and amendments thereto, initially filed on December 17, 2004, Registration No. 333-121405)

10.1

Form of First Federal Savings Bank Employee Severance Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form SB-2, as amended (File No. 333-121405), initially filed on December 17, 2004) (1)

10.2

Director Fee Continuation Agreements dated as of June 30, 1999 by and between First Federal Savings Bank and certain Directors (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form SB-2, as amended (File No. 333-121405), initially filed on December 17, 2004) (1)

10.3

Executive Supplemental Retirement Plan Agreement dated as of June 1, 2002 by and between First Federal Savings Bank and Richard B. Boyer (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form SB-2, as amended (File No. 333-121405), initially filed on December 17, 2004) (1)

10.4

Split Dollar Life Insurance Agreements dated as of June 30, 1999 by and between First Federal Savings Bank and certain Directors (incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form SB-2, as amended (File No. 333-121405), initially filed on December 17, 2004) (1)

10.5

Split Dollar Life Insurance Agreement dated as of June 1, 2002 by and between First Federal Savings Bank and Richard B. Boyer (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form SB-2, as amended (File No. 333-121405), initially filed on December 17, 2004) (1)

10.6

Employment Agreement dated as of May 29, 2002 by and between First Federal Savings Bank and Richard B. Boyer (incorporated herein by reference to Exhibit 10.15 to the Registration Statement on Form SB-2, as amended (File No. 333-121405), initially filed on December 17, 2004) (1)

10.7	Lease Agreement dated as of June 1, 2002 by and between Exchange Underwriters, Inc. and Richard B. and Wendy A. Boyer (incorporated herein by reference to Exhibit 10.17 to the Registration Statement on Form SB-2, as amended (File No. 333-121405), initially filed on December 17, 2004)

10.8

Employment Agreement dated as of March 31, 2006 by and between First Federal Savings Bank, FedFirst Financial Corporation and Robert C. Barry, Jr. (incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed on March 30, 2006) (1)

10.9	FedFirst Financial Corporation 2006 Equity Incentive Plan dated as of March 28, 2006 (incorporated herein by reference to Appendix C to the Proxy Statement filed on April 13, 2006) (1)

10.10

Amendment dated as of April 28, 2008 to the Director Fee Continuation Agreements Between First Federal Savings Bank and certain directors (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 9, 2008) (1)

10.11

Amendment dated as of July 19, 2002 to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 9, 2008) (1)

10.12

Amendment dated as of July 19, 2002 to the Executive Supplemental Retirement Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 9, 2008) (1)

10.13

Amendment dated as of September 13, 2005 to the Executive Supplemental Retirement Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer, and to the Life Insurance Endorsement Method Split Dollar Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer (incorporated herein by reference to Exhibit 10.4 to the Form 10-Q for the quarter ended March 31, 2008, filed on May 9, 2008) (1)

10.14

Amendment dated April 28, 2008 to the Supplemental Retirement Plan Agreement by and between First Federal Savings Bank and Richard B. Boyer (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 9, 2008) (1)

10.15

Employment Agreement dated as of June 1, 2008 by and between Exchange Underwriters, Inc. and Richard B. Boyer (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 8, 2008) (1)

10.16

Employment Agreement dated as of May 21, 2009 by and between First Federal Savings Bank, FedFirst Financial Corporation and Patrick G. O’Brien (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 13, 2009) (1)

10.17

Consulting Agreement dated as of May 21, 2009 by and between FedFirst Financial Corporation, First Federal Savings Bank and John G. Robinson (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 13, 2009) (1)

10.18

Amendment dated as of June 1, 2009 to the Employment Agreement by and between First Federal Savings Bank, FedFirst Financial Corporation and Robert C. Barry, Jr. (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 13, 2009) (1)

10.19

Amendment dated as of December 23, 2008 to the Employment Agreement by and between First Federal Savings Bank, FedFirst Financial Corporation and Robert C. Barry, Jr. (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 13, 2009) (1)

10.20

Amendment dated as of October 15, 2009 to the Employment Agreement by and between Exchange Underwriters, Inc. and Richard B. Boyer (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on November 13, 2009) (1)

21.0	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.0 to the Registration Statement on Form SB-2, and amendments thereto, initially filed on December 17, 2004, Registration No. 333-121405)

23.1	Consent of ParenteBeard LLC

31.1	Rule 13(a)-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15d-14(a) Certification of Principal Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer

(1)	Management contract or compensation plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FedFirst Financial Corporation

Date: March 12, 2010		/s/ PATRICK G. O’BRIEN
	By:	Patrick G. O’Brien
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ PATRICK G. O’BRIEN Patrick G. O’Brien	President, Chief Executive Officer and Director (principal executive officer)	March 12, 2010

/s/ ROBERT C. BARRY, JR. Robert C. Barry, Jr.	Executive Vice President and Chief Financial Officer	March 12, 2010

/s/ CARLYN R. BELCZYK Carlyn R. Belczyk	Director	March 12, 2010

/s/ RICHARD B. BOYER Richard B. Boyer	Director	March 12, 2010

/s/ JOHN M. KISH John M. Kish	Director	March 12, 2010

/s/ JOHN J. LACARTE John J. LaCarte	Director	March 12, 2010

/s/ JOHN M SWIATEK John M Swiatek	Director	March 12, 2010

/s/ DAVID L. WOHLEBER David L. Wohleber	Director	March 12, 2010