Form 10-Q
period 2010-03-31
FedFirst Financial CORP
filed 2010-05-17
CIK 1308017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 17, 2010, the issuer had 6,325,772 shares of common stock outstanding.

FORM 10-Q

INDEX

Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Consolidated Statements of Financial Condition at March 31, 2010 (Unaudited) and December 31, 2009	1

	Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2010 and 2009	2

	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the Three Months Ended March 31, 2010 and 2009 (Unaudited)	3

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009 (Unaudited)	4

	Notes to the Unaudited Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	26

Item 4T.	Controls and Procedures.	26

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	27

Item 1A.	Risk Factors.	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	27

Item 3.	Defaults Upon Senior Securities.	27

Item 4.	[Reserved].	27

Item 5.	Other Information.	27

Item 6.	Exhibits.	28

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2010	2009
(Dollars in thousands, except share data)	(UNAUDITED)
Assets:

Cash and cash equivalents:
Cash and due from banks	$1,741	$1,545
Interest-earning deposits	10,961	5,951
Total cash and cash equivalents	12,702	7,496

Securities available-for-sale	76,689	79,559
Loans, net	233,428	240,387
Federal Home Loan Bank ("FHLB") stock, at cost	6,901	6,901
Accrued interest receivable - loans	1,139	1,133
Accrued interest receivable - securities	358	423
Premises and equipment, net	2,374	2,411
Bank-owned life insurance	7,785	7,714
Goodwill	1,080	1,080
Real estate owned	1,055	419
Deferred tax assets	3,227	3,487
Other assets	2,621	2,283
Total assets	$349,359	$353,293
Liabilities and Stockholders' Equity:

Deposits:
Noninterest-bearing	17,769	15,963
Interest-bearing	186,709	177,618
Total deposits	204,478	193,581

Borrowings	96,539	112,511
Advance payments by borrowers for taxes and insurance	1,169	475
Accrued interest payable - deposits	373	376
Accrued interest payable - borrowings	406	460
Other liabilities	3,174	3,447
Total liabilities	306,139	310,850

Stockholders' equity
FedFirst Financial Corporation stockholders' equity:
Preferred stock $0.01 par value; 10,000,000 shares authorized; none issued	-	-
Common stock $0.01 par value; 20,000,000 shares authorized; 6,707,500 shares issued and 6,325,772 and 6,326,472 shares outstanding	67	67
Additional paid-in-capital	29,614	29,558
Retained earnings - substantially restricted	17,993	17,619
Accumulated other comprehensive income (loss), net of deferred taxes (benefit) of $186 and $(25)	288	(39)
Unearned Employee Stock Ownership Plan ("ESOP")	(1,685)	(1,728)
Common stock held in treasury, at cost (381,728 and 381,028 shares)	(3,118)	(3,113)
Total FedFirst Financial Corporation stockholders' equity	43,159	42,364
Noncontrolling interest in subsidiary	61	79
Total stockholders' equity	43,220	42,443
Total liabilities and stockholders' equity	$349,359	$353,293

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months
	Ended March 31,
(Dollars in thousands, except per share data)	2010	2009

Interest income:
Loans	$3,413	$3,355
Securities	948	1,209
Other interest-earning assets	3	6
Total interest income	4,364	4,570

Interest expense:
Deposits	885	1,124
Borrowings	979	1,226
Total interest expense	1,864	2,350
Net interest income	2,500	2,220

Provision for loan losses	200	160
Net interest income after provision for loan losses	2,300	2,060

Noninterest income:
Fees and service charges	122	132
Insurance commissions	746	701
Income from bank-owned life insurance	71	74
Net loss on sales of available-for-sale securities	(5)	-
Net loss on sale of real estate owned	(14)	-
Other	6	6
Total noninterest income	926	913

Noninterest expense:
Compensation and employee benefits	1,457	1,449
Occupancy	378	354
FDIC insurance premiums	100	9
Data processing	117	107
Professional services	168	131
Other	362	348
Total noninterest expense	2,582	2,398

Income before income tax expense and noncontrolling interest in net income of consolidated subsidiary	644	575
Income tax expense	237	218
Net income before noncontrolling interest in net income of consolidated subsidiary	407	357
Noncontrolling interest in net income of consolidated subsidiary	33	38
Net income of FedFirst Financial Corporation	$374	$319

Earnings per share:
Basic and diluted	$0.06	$0.05

Weighted-average shares outstanding:
Basic and diluted	6,106,528	6,077,749

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTHS ENDED
MARCH 31, 2010 AND 2009 (UNAUDITED)

(Dollars in thousands)	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned ESOP	Common Stock Held in Treasury	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity	Comprehensive Income
Balance at January 1, 2009	$67	$29,291	$15,930	$(1,111)	$(1,901)	$(2,955)	$103	$39,424
Comprehensive income (loss):
Net income	-	-	319	-	-	-	38	357	$357
Unrealized gain on securities available-for-sale, net of tax of $275	-	-	-	426	-	-	-	426	426
Purchase of common stock to be held in treasury (15,000 shares)	-	-	-	-	-	(67)	-	(67)
ESOP shares committed to be released (4,320 shares)	-	(26)	-	-	43	-	-	17
Stock-based compensation expense	-	73	-	-	-	-	-	73
Distribution to noncontrolling shareholder	-	-	-	-	-	-	(75)	(75)
Total comprehensive income									783
Less: Comprehensive income attributable to the noncontrolling interest in subsidiary									38
Comprehensive income attributable to FedFirst Financial Corporation									$745

Balance at March 31, 2009	$67	$29,338	$16,249	$(685)	$(1,858)	$(3,022)	$66	$40,155

(Dollars in thousands)	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Unearned ESOP	Common Stock Held in Treasury	Noncontrolling Interest in Subsidiary	Total Stockholders' Equity	Comprehensive Income
Balance at January 1, 2010	$67	$29,558	$17,619	$(39)	$(1,728)	$(3,113)	$79	$42,443
Comprehensive income (loss):
Net income	-	-	374	-	-	-	33	407	$407
Unrealized gain on securities available-for- sale, net of tax of $273	-	-	-	423	-	-	-	423	423
Reclassification adjustment on sales of securities available-for-sale, net of tax of $(62)	-	-	-	(96)	-	-	-	(96)	(96)
ESOP shares committed to be released (4,320 shares)	-	(24)	-	-	43	-	-	19
Stock-based compensation expense	-	75	-	-	-	-	-	75
Stock awards forfeited	-	5	-	-	-	(5)	-	-
Distribution to noncontrolling shareholder	-	-	-	-	-	-	(51)	(51)
Total comprehensive income									734
Less: Comprehensive income attributable to the noncontrolling interest in subsidiary									33
Comprehensive income attributable to FedFirst Financial Corporation									$701

Balance at March 31, 2010	$67	$29,614	$17,993	$288	$(1,685)	$(3,118)	$61	$43,220

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended March 31,
(Dollars in thousands)	2010	2009
Cash flows from operating activities:
Net income of FedFirst Financial Corporation	$374	$319
Adjustments to reconcile net income to net cash provided by operating activities:
Noncontrolling interest in net income of consolidated subsidiary	33	38
Provision for loan losses	200	160
Depreciation	136	134
Amortization of intangibles	29	-
Net loss on sales of available-for-sale securities	5	-
Net loss on sale of real estate owned	14	-
Net accretion of security discounts/premiums and loan costs	63	106
Noncash expense for ESOP	19	17
Noncash expense for stock-based compensation	75	73
Increase in bank-owned life insurance	(71)	(74)
(Increase) decrease in other assets	(125)	1,182
Decrease in other liabilities	(330)	(401)
Net cash provided by operating activities	422	1,554

Cash flows from investing activities:
Net loan repayments	5,981	467
Proceeds from maturities of and principal repayments of securities available-for-sale	3,448	11,585
Proceeds from sales of securities available-for-sale	7,959	-
Purchases of securities available-for-sale	(8,146)	(2,007)
Purchases of premises and equipment	(99)	(55)
Acquisition of Allsurance Insurance Agency	-	(525)
Proceeds from sale of real estate owned	73	-
Net cash provided by investing activities	9,216	9,465

Cash flows from financing activities:
Net decrease in short-term borrowings	(1,800)	(2,400)
Repayments of long-term borrowings	(14,172)	(15,560)
Net increase in deposits	10,897	8,644
Increase in advance payments by borrowers for taxes and insurance	694	204
Purchases of common stock held in treasury	-	(67)
Distribution to noncontrolling shareholder	(51)	(75)
Net cash used in financing activities	(4,432)	(9,254)

Net increase in cash and cash equivalents	5,206	1,765
Cash and cash equivalents, beginning of period	7,496	7,847

Cash and cash equivalents, end of period	$12,702	$9,612

Supplemental cash flow information:
Cash paid for:
Interest on deposits and borrowings	$1,921	$2,570
Income tax expense	42	86

Real estate acquired in settlement of loans	724	22

Securities sold not settled	133	-

See Notes to the Unaudited Consolidated Financial Statements.

Notes to the Unaudited Consolidated Financial Statements

Note 1.  Basis of Presentation/Nature of Operations

The accompanying unaudited Consolidated Financial Statements include the accounts of FedFirst Financial Corporation (“FedFirst Financial” or the “Company”), a federally chartered holding company established in 1999, whose wholly owned subsidiary is First Federal Savings Bank (“First Federal” or the “Bank”), a federally chartered stock savings bank, which owns FedFirst Exchange Corporation (“FFEC”). FFEC has an 80% controlling interest in Exchange Underwriters, Inc. (“Exchange Underwriters”). Exchange Underwriters is a full-service, independent insurance agency that offers property and casualty, commercial liability, surety and other insurance products. The Company is a majority owned subsidiary of FedFirst Financial Mutual Holding Company (“FFMHC”), a federally chartered mutual holding company. FFMHC has virtually no operations and assets other than an investment in the Company, and is not included in these financial statements. All significant intercompany transactions have been eliminated.

First Federal operates as a community-oriented financial institution offering residential, multi-family and commercial mortgages, consumer loans and commercial business loans as well as a variety of deposit products for individuals and businesses from nine locations in southwestern Pennsylvania. First Federal conducts insurance brokerage activities through Exchange Underwriters. The Bank is subject to competition from other financial institutions and to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

The unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary to make the consolidated financial statements not misleading have been included.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain items previously reported have been reclassified to conform with the current reporting period’s format. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

Note 2.  Recent Accounting Pronouncements

ASU No. 2010-09 Amendments to Subsequent Events Guidance. In February 2010, the FASB issued ASU No. 2010-09, Amendments to Subsequent Events Guidance, which describes amendments to ASC 855-10, Subsequent Events, and clarifies which entities are required to evaluate subsequent events through the date the financial statements are issued and the scope of subsequent events disclosures. This ASU removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. Except as noted in paragraph 12, all other amendments or additions by ASU No. 2010-09 are effective upon issuance. Adoption of this ASU did not have a material impact on the Company’s financial condition or results of operation.

ASU 2010-06 Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in ASC 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends ASC 820-10 to require:

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

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company adopted the standards that were effective for interim and annual period beginning after December 15, 2009, which did not have a material impact on the Company's financial condition or results of operations. The Company has not yet determined the impact that the adoption of the disclosures that are effective for fiscal years after December 15, 2010 will have on its financial condition and results of operations.

Note 3.  Securities

The following table sets forth the amortized cost and fair value of securities available-for-sale at the dates indicated (dollars in thousands).
March 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-Sponsored Enterprises	$7,943	$22	$14	$7,951
Municipal bonds	4,014	309	-	4,323
Mortgage-backed	28,411	1,375	1	29,785
REMICs	31,803	1,097	785	32,115
Corporate debt	3,995	-	1,529	2,466
Equities	49	-	-	49
Total securities available-for-sale	$76,215	$2,803	$2,329	$76,689

December 31, 2009
Government-Sponsored Enterprises	$5,954	$15	$224	$5,745
Municipal bonds	4,014	257	-	4,271
Mortgage-backed	35,467	1,476	7	36,936
REMICs	30,144	1,178	857	30,465
Corporate debt	3,995	-	1,902	2,093
Equities	49	-	-	49
Total securities available-for-sale	$79,623	$2,926	$2,990	$79,559

The amortized cost and fair value of securities at March 31, 2010 by contractual maturity were as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$-	$-
Due from one to five years	2,015	2,091
Due from five to ten years	15,899	16,296
Due after ten years	58,252	58,253
No scheduled maturity	49	49
Total	$76,215	$76,689

The following table presents gross unrealized losses and fair value of securities aggregated by category and length of time that individual securities have been in a continuous loss position at the dates indicated (dollars in thousands).
	Less than 12 months			12 months or more			Total
March 31, 2010	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Government-sponsored enterprises	1	$1,981	$14	-	$-	$-	1	$1,981	$14
Mortgage-backed	1	2	1	-	-	-	1	2	1

REMICs:
Private label issuer:
Prime fixed and adjustable rate	-	-	-	3	885	23	3	885	23
Alt-A fixed rate	7	2,915	636	1	744	104	8	3,659	740
Government-sponsored enterprises	2	3,356	22	-	-	-	2	3,356	22
Total REMICs	9	6,271	658	4	1,629	127	13	7,900	785

Corporate debt	-	-	-	3	2,466	1,529	3	2,466	1,529
Total securities temporarily impaired	11	$8,254	$673	7	$4,095	$1,656	18	$12,349	$2,329
	Less than 12 months			12 months or more			Total
March 31, 2010	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Government-sponsored enterprises	1	$2,775	$224	-	$-	$-	1	$2,775	$224
Mortgage-backed	9	2,111	6	1	16	1	10	2,127	7

REMICs:
Private label issuer:
Prime fixed and adjustable rate	-	-	-	3	955	25	3	955	25
Alt-A fixed rate	4	2,010	622	3	2,755	201	7	4,765	823
Government-sponsored enterprises	3	598	7	1	638	2	4	1,236	9
Total REMICs	7	2,608	629	7	4,348	228	14	6,956	857

Corporate debt	-	-	-	3	2,093	1,902	3	2,093	1,902
Total securities temporarily impaired	17	$7,494	$859	11	$6,457	$2,131	28	$13,951	$2,990

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

Private Label – REMICS – The Company invests in and is subject to credit risk related to private label REMICs that are directly supported by underlying mortgage loans. The Company’s private label REMICs are credit-enhanced, senior tranches of securities in which the subordinate classes of the securities provide credit support for the senior class of securities. Losses in the underlying loan pool would generally have to exceed the credit support provided by the subordinate classes of securities before the senior class of securities would experience any credit losses.

At March 31, 2010, the Company had 11 securities with an unrealized loss of $763,000 of which four securities with an unrealized loss of $127,000 were in a loss position for 12 months or greater and the remaining seven securities with an unrealized loss of $636,000 were in a loss position for less than 12 months. The securities consist of the following vintages that range from 2003 - 2007 as noted (dollars in thousands):
	Less than 12 months			12 months or more			Total
March 31, 2010	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
Vintage
2003	-	$-	$-	2	$530	$6	2	$530	$6
2004	-	-	-	1	355	17	1	355	17
2005	1	331	49	-	-	-	1	331	49
2006	4	1,697	401	1	744	104	5	2,441	505
2007	2	887	186	-	-	-	2	887	186
Total	7	$2,915	$636	4	$1,629	$127	11	$4,544	$763

The vintages for 2006-2007 represent the majority of the unrealized loss in this category. At March 31, 2010, the credit ratings for 2003-2004 vintages were investment grade and 2005-2007 vintages were below investment grade.

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

Key Assumptions	Percentage
Conditional prepayment rate	6%
Loss Severity	39 - 63%
Default	5 - 10.5%

Based upon analysis of third party provider reports and review of key assumptions on an individual security basis and the fact that we do not expect to sell these securities and it is more likely than not that we will not be required to sell the securities before recovery of their amortized cost basis, we concluded there is no additional OTTI on these securities at March 31, 2010.

Corporate Debt – At March 31, 2010, the Company had three securities that were in an unrealized loss position for 12 months or greater at an amount of $1.5 million. These securities consist of two pools of insurance company issued preferred trust obligations. These securities were downgraded from their original rating issuance to below investment grade. The lack of liquidity in the market for this type of security, credit rating downgrades and market uncertainties are factors contributing to the unrealized losses on these securities. The following table provides additional information related to our pooled preferred trust obligations at March 31, 2010 (dollars in thousands):

Pool	Class	Tranche	Amortized Cost	Fair Value	Unrealized Loss	S&P / Fitch Rating	Current Number of Insurance Companies	Total Collateral	Current Deferrals and Defaults	Performing Collateral	Additional Immediate Deferrals / Defaults Before Causing an Interest Shortfall (a)	Additional Immediate Deferrals / Defaults Before Causing a Break in Yield (b)
I-PreTSL I	Mezzanine	B-3	$1,500	$939	$(561)	B+/BB	17	$193,500	$17,500	$176,000	$98,500	$51,000
I-PreTSL II	Mezzanine	B-3	2,495	1,527	(968)	B+/BB	29	378,000	-	378,000	153,000	140,000
			$3,995	$2,466	$(1,529)

(a)
A temporary interest shortfall is caused by an amount of deferrals/defaults high enough such that there is insufficient cash flow available to pay current interest on the given tranche or by breaching the principal coverage test of the tranche immediately senior to the given tranche. Amounts presented represent additional deferrals/defaults beyond those currently existing that must occur before the security would experience an interest shortfall.

(b)
A break in yield for a given tranche means that deferrals/defaults have reached such a level that the tranche would not receive all of its contractual cash flows (principal and interest) by maturity (so not just a temporary interest shortfall, but an actual loss in yield on the investment). In other words, the magnitude of the defaults/deferrals has depleted all of the credit enhancement (excess interest and over-collateralization) beneath the given tranche. Amounts presented represent additional deferrals/defaults beyond those currently existing that must occur before the security would experience a break in yield.

These securities are evaluated for OTTI by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows involves the calculation of the present value of remaining cash flows compared to previously projected cash flows. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit-related OTTI exists. Additionally, reports are reviewed that provide information for the amount of deferral/defaults that would have to occur to prevent the tranche from collecting contractual cash flows (principal and interest). None of these securities are projecting a cash flow disruption, nor have any of these securities experienced a cash flow disruption. The Company also reviewed each of the issues’ collateral participants, including their financial condition, ratings provided by A. M. Best (for insurance companies), and adverse conditions specifically related to industry or geographic area. This information did not suggest additional deferrals and defaults in the future that would result in the securities not receiving all of their contractual cash flows. Based on the analysis performed and the fact that the Company does not expect to sell these securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, the Company concluded that there is no OTTI on these securities at March 31, 2010.

Other Securities – This category includes Government-Sponsored Enterprises (“GSE”), municipal bonds, mortgage-backed and GSE - REMICS. At March 31, 2010, the Company had a total of 4 securities with an unrealized loss of $37,000 in these categories. These four securities were in a loss position for less than 12 months. An evaluation of the individual securities was performed whereby we reviewed all credit ratings and noted all remain at investment grade. Additionally, all securities are issued and backed by a Government-Sponsored Enterprise (“FNMA”, “FHLMC”). The Company believes the unrealized losses are due to changes in market interest rates. The Company does not intend to sell the securities and it is more likely than not it will not be required to sell the securities before their recovery. The Company expects to recover the entire amortized cost basis of these securities and concluded that there is no OTTI on these securities.

FHLB Stock – The Company is a member of the FHLB of Pittsburgh. As a member, the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements in order to obtain low cost products and services offered by the FHLB. Unlike investment securities, FHLB stock does not provide its holders with an opportunity for appreciation because by regulation FHLB stock can only be purchased, redeemed and transferred at par value. At March 31, 2010 and December 31, 2009, the Company’s FHLB stock totaled $6.9 million.

The Company evaluates impairment in FHLB stock when certain conditions warrant further consideration. The FHLB voluntarily suspended dividend payments on its stock as well as the repurchase of excess stock from members. The FHLB stated that this was due to a reduction in core earnings and concern over the FHLB’s capital position. After evaluating such factors as the capital adequacy of the FHLB, its overall operating performance and the FHLB’s liquidity and funding position, the Company concluded that the par value was ultimately recoverable and no impairment charge was recognized at March 31, 2010.

Note 4.  Loans

The following table sets forth the composition of our loan portfolio at the dates indicated.

	March 31, 2010		December 31, 2009
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate-mortgage:
One-to-four family residential	$153,863	64.7%	$158,073	64.6%
Multi-family	9,293	3.9	9,991	4.1
Commercial	30,986	13.0	31,405	12.8
Total real estate-mortgage	194,142	81.6	199,469	81.5

Real estate-construction:
Residential	2,732	1.1	3,028	1.2
Commercial	3,320	1.4	2,576	1.1
Total real estate-construction	6,052	2.5	5,604	2.3

Consumer:
Home equity	26,774	11.3	27,090	11.1
Loans on savings accounts	918	0.4	929	0.4
Other	1,279	0.5	1,314	0.5
Total consumer	28,971	12.2	29,333	12.0

Commercial business	8,891	3.7	10,327	4.2
Total loans	$238,056	100.0%	$244,733	100.0%

Net premiums on loans purchased	110		108
Net deferred loan costs	773		829
Loans in process	(2,894)		(2,774)
Allowance for loan losses	(2,617)		(2,509)
Loans, net	$233,428		$240,387

Nonperforming Assets.  The following table provides information with respect to our nonperforming assets at the dates indicated.

	March 31,	December 31,
(Dollars in thousands)	2010	2009
Nonaccrual loans:
Real estate - mortgage	$1,455	$1,096
Consumer	217	135
Total	1,672	1,231

Accruing loans past due 90 days or more	-	-
Total of nonaccrual and 90 days or more past due loans (nonperforming loans)	1,672	1,231
Real estate owned	1,055	419
Total nonperforming assets	$2,727	$1,650

Troubled debt restructurings	-	-

Troubled debt restructurings and total nonperforming assets	$2,727	$1,650

Total nonperforming loans to total loans	0.70%	0.50%
Total nonperforming assets to total assets	0.78	0.47

The following table provides information with respect to the aggregate amounts of our classified and criticized assets at the dates indicated.

(Dollars in thousands)	March 31, 2010	December 31, 2009
Special mention assets	$1,710	$3,562
Substandard assets	5,127	2,339
Doubtful assets	-	-
Loss assets	-	-
Total classified assets	$6,837	$5,901

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

	Three Months Ended		Year Ended
	March 31,		December 31,
(Dollars in thousands)	2010	2009	2009
Allowance at beginning of period	$2,509	$1,806	$1,806
Provision for loan losses	200	160	1,090
Charge-offs	(92)	(14)	(390)
Recoveries	-	1	3
Net charge-offs	(92)	(13)	(387)
Allowance at end of period	$2,617	$1,953	$2,509

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

Allowance on the Remainder of the Loan Portfolio. We establish another allowance for loans that are not determined to be impaired. Management determines historical loss experience for each group of loans with similar risk characteristics within the portfolio based on loss experience for loans in each group. Loan categories will represent groups of loans with similar risk characteristics and may include types of loans categorized by product, large credit exposures, concentrations, loan grade, or any other characteristic that causes a loan’s risk profile to be similar to another. We currently utilize previous years net charge-off experience by loan category as a basis in determining loss projections. In addition, there are two categories of loans considered to be higher risk concentrations that are evaluated separately when calculating the allowance for loan losses:

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

Note 5.  Deposits

The following table sets forth the balances of our deposit products at the dates indicated.

	March 31, 2010		December 31, 2009
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$17,769	8.7%	$15,963	8.2%
Interest-bearing demand deposits	13,774	6.7	15,214	7.9
Savings accounts	22,261	10.9	21,560	11.1
Money market accounts	58,540	28.6	53,282	27.5
Certificates of deposit	92,134	45.1	87,562	45.3
Total deposits	$204,478	100.0%	$193,581	100.0%

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

	March 31, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Due in one year or less	$31,908	3.53%	$31,778	3.27%
Due in one to two years	7,452	4.22	20,909	3.58
Due in two to three years	23,413	4.34	22,041	4.53
Due in three to four years	15,766	3.77	19,783	3.68
Due in four to five years	18,000	3.41	18,000	3.41
Total	$96,539	3.79%	$112,511	3.67%

The following table sets forth information concerning our borrowings for the periods indicated.

(Dollars in thousands)	Three Months Ended March 31, 2010	Year Ended December 31, 2009
Maximum amount outstanding at any month end during the period	$110,456	$127,559
Average amounts outstanding during the period	106,516	118,987
Weighted average rate during the period	3.68%	3.86%

Note 7.  Earnings Per Share

Basic earnings per common share is calculated by dividing FedFirst Financial’s net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Common stock equivalents include restricted stock awards and stock options. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. There were no dilution from stock options or awards for the three months ended March 31, 2010. Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2010	2009

Net income of FedFirst Financial Corporation	$374	$319
Weighted-average shares outstanding:
Basic	6,106,528	6,077,749
Effect of dilutive stock options and restrictive stock awards	-	-
Diluted	6,106,528	6,077,749

Earnings per share:
Basic and diluted	$0.06	$0.05

Note 8.  Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of March 31, 2010 and December 31, 2009 and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to March 31, 2010 and December 31, 2009 may be different than the amounts reported at each period end.

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

At March 31, 2010, Level 3 includes 11 securities with a fair value of $3.8 million. This balance is comprised of eight mortgage-backed securities with a fair value of $1.3 million and three corporate debt securities with a fair value of $2.5 million, which are pooled trust preferred insurance company term obligations. The mortgage-backed securities, which were AAA rated at purchase, do not have an active market and as such the Company has used an alternative method to determine the fair value of these securities. The fair value has been determined using a discounted cash flow model using market assumptions, which generally include cash flow, collateral and other market assumptions. The corporate debt securities, which were rated A at purchase and currently rated B+, could not be priced using quoted market prices, observable market activity or comparable trades, and the financial market was considered not active. The trust preferred market has been severely impacted by the lack of liquidity in the credit markets and concern over the financial services industry. Fair values for trust preferred securities were obtained from pricing sources with reasonable pricing transparency, taking into account other unobservable inputs related to the risks for each issuer. The pooled trust preferred corporate term obligations owned are collateralized by the trust preferred securities of insurance companies in the U.S. There has been little or no active trading in these securities; therefore it was more appropriate to determine fair value using a discounted cash flow analysis. Determining the appropriate discount rate for the discounted cash flow analysis combined current and observable market spreads for comparable structured credit products with specific risks identified within each issue. The observable market spreads incorporated both credit and liquidity premiums.

The following tables set forth the fair value hierarchy of securities at March 31, 2010 and December 31, 2009.

(Dollars in thousands)	March 31, 2010	December 31, 2009
Significant other observable inputs (Level 2)	$72,864	$75,983
Significant unobservable inputs (Level 3)	3,825	3,576
Total securities	$76,689	$79,559

Significant
Unobservable Inputs
(Dollars in thousands)	(Level 3)
December 31, 2009	$3,576
Total unrealized gains	371
Paydowns and maturities	(122)
March 31, 2010	$3,825

(Dollars in thousands)	March 31, 2010	December 31, 2009
The amount of total unrealized gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains relating to assets still held at period indicated	$371	$591

For financial assets measured at fair value on a nonrecurring basis, the following table sets forth the fair value measurements by fair value hierarchy (dollars in thousands):

Level 2	March 31, 2010	December 31, 2009
Impaired loans	$582	$634
Real estate owned	1,055	419

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

The following presents the fair value of financial instruments. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be sustained by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. In addition, the following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009.

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

Loans

The fair values for residential real estate loans are estimated using discounted cash flow analyses using mortgage commitment rates from either FNMA or FHLMC. The fair values of consumer and commercial business loans are estimated using discounted cash flow analyses, using interest rates reported in various government releases. The fair values of multi-family and commercial real estate loans are estimated using discounted cash flow analysis, using interest rates based on national commitment rates on similar loans.

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

Borrowings

The fair value of FHLB advances and repurchase agreements are estimated using a discounted cash flow calculation using the current FHLB advance yield curve. This is the method that the FHLB of Pittsburgh used to determine the cost of terminating the borrowing contract. The FHLB of Pittsburgh issues a valuation report for convertible select advances.

Commitments to Extend Credit

These financial instruments are generally not subject to sale and estimated fair values are not readily available. The carrying value, represented by the net deferred fee arising from the unrecognized commitment, and the fair value determined by discounting the remaining contractual fee over the term of the commitment using fees currently charged to enter into similar agreements with similar credit risk, are not considered material for disclosure purposes. The contractual amounts of unfunded commitments are presented in the Liquidity and Capital Management section in Part I, Item 2 of this report.
The following table sets forth the carrying amount and estimated fair value of financial instruments.

(Dollars in thousands)	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$12,702	$12,702	$7,496	$7,496
Securities	76,689	76,689	79,559	79,559
Loans, net	233,428	239,503	240,387	246,502
FHLB stock	6,901	6,901	6,901	6,901
Accrued interest receivable	1,497	1,497	1,556	1,556

Financial liabilities:
Deposits	204,478	205,810	193,581	194,814
Borrowings	96,539	99,766	112,511	115,437
Accrued interest payable	779	779	836	836

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

(Dollars in thousands)	First Federal Savings Bank	Exchange Underwriters, Inc.	FedFirst Financial Corporation	Net Eliminations	Consolidated
March 31, 2010
Assets	$349,060	$1,085	$42,443	$(43,229)	$349,359
Liabilities	311,224	445	20	(5,550)	306,139
Stockholders' equity	37,836	640	42,423	(37,679)	43,220

December 31, 2009
Assets	$353,397	$1,511	$42,392	$(44,007)	$353,293
Liabilities	316,280	783	28	(6,241)	310,850
Stockholders' equity	37,117	728	42,364	(37,766)	42,443

Three Months Ended March 31, 2010
Total interest income	$4,361	$3	$28	$(28)	$4,364
Total interest expense	1,892	-	-	(28)	1,864
Net interest income	2,469	3	28	-	2,500
Provision for loan losses	200	-	-	-	200
Net interest income after provision for loan losses	2,269	3	28	-	2,300
Noninterest income	180	746	-	-	926
Noninterest expense	2,070	459	53	-	2,582
Undistributed net gain of subsidiary	167	-	390	(557)	-
Income (loss) before income tax expense (benefit) and noncontrolling interest in net income of consolidated subsidiary	546	290	365	(557)	644
Income tax expense (benefit)	123	123	(9)	-	237
Net income (loss) before noncontrolling interest in net income of consolidated subsidiary	423	167	374	(557)	407
Less: Noncontrolling interest in net income of consolidated subsidiary	33	-	-	-	33
Net income	$390	$167	374	$(557)	$374

Three Months Ended March 31, 2009
Total interest income	$4,564	$6	$30	$(30)	$4,570
Total interest expense	2,380	-	-	(30)	2,350
Net interest income	2,184	6	30	-	2,220
Provision for loan losses	160	-	-	-	160
Net interest income after provision for loan losses	2,024	6	30	-	2,060
Noninterest income	212	701	-	-	913
Noninterest expense	1,961	382	55	-	2,398
Undistributed net gain of subsidiary	188	-	338	(526)	-
Income (loss) before income tax expense (benefit) and noncontrolling interest in net income of consolidated subsidiary	463	325	313	(526)	575
Income tax expense (benefit)	87	137	(6)	-	218
Net income (loss) before noncontrolling interest in net income of consolidated subsidiary	376	188	319	(526)	357
Less: Noncontrolling interest in net income of consolidated subsidiary	38	-	-	-	38
Net income	$338	$188	319	$(526)	$319

Note 10.  Other

On February 23, 2010, the Company, the Bank and FFMHC adopted a Plan of Conversion and Reorganization (the “Plan of Conversion”) pursuant to which the Bank will reorganize from the two-tier mutual holding company structure to the stock holding company structure. The Plan of Conversion was subsequently amended on March 9, 2010 and April 27, 2010. Pursuant to the Plan of Conversion, (i) FFMHC will merge with and into the Company, with the Company being the surviving entity, (ii) the Company will merge with a newly formed Maryland corporation named FedFirst Financial Corporation, (iii) the shares of common stock of the Company held by persons other than FFMHC (whose shares will be canceled) will be converted into shares of common stock of new FedFirst Financial Corporation pursuant to an exchange ratio designed to preserve the percentage ownership interests of such persons, (iv) the Bank will become a wholly owned subsidiary of new FedFirst Financial Corporation, and (v) new FedFirst Financial Corporation will offer and sell shares of the common stock to depositors of the Bank and others in the manner and subject to the priorities set forth in the Plan of Conversion.

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

The transactions contemplated by the Plan of Conversion are subject to approval by the shareholders of the Company, the members of FFMHC, and the Office of Thrift Supervision. Meetings of the Company’s shareholders and FFMHC’s members will be held to approve the plan in the second quarter of 2010. If the conversion and offering are completed, conversion costs will be netted against the offering proceeds. If the conversion and offering are terminated, such costs will be expensed. As of May 17, 2010, the Company had incurred approximately $441,000 of conversion costs.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the unaudited consolidated financial statements, notes and tables included in this report. For further information, refer to the consolidated financial statements and notes included in FedFirst Financial Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

General

FedFirst Financial Corporation is a federally chartered holding company established in 1999 to be the holding company for First Federal Savings Bank. FedFirst Financial’s business activity is the ownership of the outstanding capital stock of First Federal. FedFirst Financial’s wholly owned subsidiaries are First Federal Savings Bank, a federally chartered stock savings bank, and FedFirst Exchange Corporation (“FFEC”). FFEC has an 80% controlling interest in Exchange Underwriters, Inc. Exchange Underwriters, Inc. is a full-service, independent insurance agency that offers property and casualty, commercial liability, surety and other insurance products. All significant intercompany transactions have been eliminated.

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

Balance Sheet Analysis

Assets.  Total assets at March 31, 2010 were $349.4 million, a decrease of $3.9 million, or 1.1%, from total assets of $353.3 million at December 31, 2009.

Securities available-for-sale decreased $2.9 million, or 3.6%, to $76.7 million at March 31, 2010 compared to $79.6 million at December 31, 2009. The decrease was primarily the result of $3.4 million of paydowns. Other securities-related activity included the purchase of $8.1 million of debt securities of Government-sponsored enterprises and REMICs and $8.0 million of sales of mortgage-backed securities. In addition, the securities portfolio reflects an unrealized gain of $474,000 at March 31, 2010 compared to an unrealized loss of $64,000 at December 31, 2009.

Loans, net, decreased $7.0 million, or 2.9%, to $233.4 million at March 31, 2010 compared to $240.4 million at December 31, 2009. The decrease was primarily the result of paydowns, $3.7 million of payoffs of residential real estate and commercial loans, and soft loan demand. In addition, $724,000 of loans was transferred to real estate owned, which included two multi-family real estate loans totaling $634,000.

Liabilities.  Total liabilities at March 31, 2010 were $306.1 million, compared to $310.9 million at December 31, 2009, a decrease of $4.7 million, or 1.5%.

Total deposits increased $10.9 million, or 5.6%, to $204.5 million at March 31, 2010 compared to $193.6 million at December 31, 2009. The increase in deposits was primarily in money market accounts and certificates of deposit.

Borrowings decreased $16.0 million, or 14.2%, to $96.5 million at March 31, 2010 compared to $112.5 million at December 31, 2009. Funds generated through deposit growth and loan and securities paydowns were used to reduce borrowings.

Stockholders’ Equity.  Stockholders’ equity was $43.2 million at March 31, 2010, an increase of $777,000 from December 31, 2009. The increase is primarily the result of $374,000 in net income for the three months ended March 31, 2010 and a $327,000 increase in the unrealized gain position of the securities portfolio, net of tax.

Results of Operations for the Three Months Ended March 31, 2010 and 2009

Overview.  The Company had net income of $374,000 for the three months ended March 31, 2010, compared to $319,000 for the same period in 2009.

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
Net income of FedFirst Financial Corporation	$374	$319
Return on average assets	0.43%	0.37%
Return on average equity	3.48	3.20
Average equity to average assets	12.23	11.41

Net Interest Income. Net interest income for the three months ended March 31, 2010 increased $280,000 to $2.5 million compared to $2.2 million for the three months ended March 31, 2009. Interest rate spread and net interest margin were 2.81% and 3.09%, respectively, for the three months ended March 31, 2010 compared to 2.43% and 2.75%, respectively, for the three months ended March 31, 2009. The improvement in interest rate spread and net interest margin is primarily attributable to lower costs on deposits coupled with a reduction in borrowings.

Interest income decreased $206,000, or 4.5%, to $4.4 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 due to a decrease of 26 basis points in yield of interest-earning assets. Interest income on securities decreased $261,000 due to a decrease of 69 basis points in yield and $9.1 million in the average balance, primarily due to paydowns and sales of higher yielding Government-sponsored enterprise and mortgage-backed securities, which were reinvested in lower yielding securities with shorter durations. Interest income on loans increased $58,000 due to an increase of $7.4 million in the average balance, primarily driven by increases in commercial real estate and home equity loans.

Interest expense decreased $486,000, or 20.7%, to $1.9 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 due to a decrease of 64 basis points in cost and $3.6 million in the average balance of interest-bearing liabilities. Interest expense on borrowings decreased $247,000  due to a decrease of $19.7 million in the average balance, as deposit growth was used to reduce borrowings. Interest expense on deposits decreased $239,000 due to a decrease of 77 basis points in cost, primarily related to the repricing of money market accounts and maturing certificates of deposit at lower rates, partially offset by an increase of $16.1 million in the average balance, primarily in money market accounts and certificates of deposit.

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

	Three Months Ended March 31,
	2010			2009
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans, net (1)(2)	$237,495	$3,413	5.75%	$230,047	$3,355	5.83%
Securities (3)	77,527	948	4.89	86,657	1,209	5.58
Other interest-earning assets	8,467	3	0.14	6,491	6	0.37
Total interest-earning assets	323,489	$4,364	5.40	323,195	$4,570	5.66
Noninterest-earning assets	27,725			26,131
Total assets	$351,214			$349,326

Liabilities and Stockholders' equity:
Interest-bearing liablities:
Interest-bearing demand deposits	$14,298	$11	0.31%	$11,992	$14	0.47%
Savings accounts	21,911	27	0.49	22,658	41	0.72
Money market accounts	55,238	187	1.35	45,221	301	2.66
Certificates of deposit	89,408	660	2.95	84,843	768	3.62
Total interest-bearing deposits	180,855	885	1.96	164,714	1,124	2.73

Borrowings	106,516	979	3.68	126,253	1,226	3.88
Total interest-bearing liabilities	287,371	1,864	2.59	290,967	2,350	3.23

Noninterest-bearing liabilities	20,903			18,514
Total liabilities	308,274			309,481

Stockholders' equity:	42,940			39,845

Total liabilities and stockholders' equity	$351,214			$349,326

Net interest income		$2,500			$2,220

Interest rate spread			2.81%			2.43%
Net interest margin			3.09			2.75
Average interest-earning assets to average interest-bearing liablities			112.57%			111.08%

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

	Three Months Ended March 31, 2010
	Compared To
	Three Months Ended March 31, 2009
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest and dividend income:
Loans, net	$104	$(46)	$58
Securities	(121)	(140)	(261)
Other interest-earning assets	2	(5)	(3)
Total interest-earning assets	(15)	(191)	(206)

Interest expense:
Deposits	102	(341)	(239)
Borrowings	(186)	(61)	(247)
Total interest-bearing liablities	(84)	(402)	(486)
Change in net interest income	$69	$211	$280

Provision for Loan Losses.  The provision for loan losses was $200,000 for the three months ended March 31, 2010 compared to $160,000 for the three months ended March 31, 2009. The increase in the provision is primarily related to an increase in nonperforming loans. Total nonperforming loans increased to $1.7 million at March 31, 2010 compared to $1.2 million at December 31, 2009 and $817,000 at March 31, 2009. Nonperforming loans at March 31, 2010 were comprised of nine residential real estate loans totaling $873,000, three consumer loans totaling $217,000 and two commercial real estate loans totaling $582,000. The increase in nonperforming loans from December 31, 2009 to March 31, 2010 is primarily related to six residential and one commercial real estate loans totaling $1.1 million at March 31, 2010 partially offset by two multi-family real estate loans totaling $634,000 that were transferred to real estate owned in the first quarter of 2010. Current conditions in the housing and credit markets also contributed to the increase in the provision. Net charge-offs were $92,000 for the three months ended March 31, 2010 compared to $232,000 for the three months ended December 31, 2009 and $13,000 for the three month ended March 31, 2009.

Noninterest Income.  Noninterest income increased $13,000, or 1.4%, to $926,000 for the three months ended March 31, 2010 compared to $913,000 for the three months ended March 31, 2009. Insurance commissions increased $45,000 due in part to the acquisition of Allsurance Insurance Agency in March 2009. This was partially offset by the recognition of a loss of $14,000 on the sale of a real estate owned property and a net loss of $5,000 on sales of available-for-sale securities in the current period.

Noninterest Expense.  The following table summarizes noninterest expense for the periods indicated.

	Three Months Ended
	March 31,
(Dollars in thousands)	2010	2009
Compensation and employee benefits	$1,457	$1,449
Occupancy	378	354
FDIC insurance premiums	100	9
Data processing	117	107
Professional services	168	131
Advertising	37	44
Stationary, printing and supplies	35	35
Telephone	12	15
Postage	45	36
Correspondent bank fees	40	42
Real estate owned expense	3	-
Amortization of intangibles	29	-
All other	161	176
Total noninterest expense	$2,582	$2,398

Noninterest expense increased $184,000, or 7.7%, to $2.6 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to an increase in FDIC insurance premiums as a result of a change in the assessment calculation. Also contributing to the increase over the prior year were an increase in professional services expense, which increased due to the consulting agreement with the Company’s former President and Chief Executive Officer entered into in May 2009, and amortization of intangibles in the current period related to the Allsurance Insurance Agency acquisition that occurred in March 2009.

Income Tax Expense.  Income tax expense for the three months ended March 31, 2010 was $237,000 compared to $218,000 for the same period in 2009.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At March 31, 2010, cash and cash equivalents totaled $12.7 million. At March 31, 2010, securities classified as available-for-sale totaled $76.7 million, which provides an additional source of liquidity. In addition, at March 31, 2010, the maximum remaining borrowing capacity at the FHLB of Pittsburgh was approximately $83.4 million. The Bank also has the ability to borrow $6.5 million from the Federal Reserve based upon eligible collateral. At March 31, 2010 and December 31, 2009, the Bank had no borrowings with the Federal Reserve.

Certificates of deposit due within one year of March 31, 2010 totaled $51.6 million, or 56.0% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds including other certificates of deposit and borrowings. We believe, however, based on past experience, that a significant portion of our maturing certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table summarizes the Company’s commitments at the date indicated.

March 31,
(Dollars in thousands)	2010
Loans in process	$2,894
Unused revolving lines of credit	3,299
Unused commercial business lines of credit	4,019
One-to-four family residential commitments	650
Consumer commitments	16
Total commitments outstanding	$10,878

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2010, we exceeded all of our regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.

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

For the three months ended March 31, 2010, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There has been no change in FedFirst Financial’s internal control over financial reporting during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, FedFirst Financial’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any shares of its common stock during the three months ended March 31, 2010 and does not have any outstanding stock repurchase programs.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  [Reserved]

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

10.1	Amendment to Employment Agreement between Robert C. Barry, Jr., First Federal Savings Bank and FedFirst Financial Corporation

10.2	Amendment to Employment Agreement between Patrick G. O’Brien, First Federal Savings Bank and FedFirst Financial Corporation

10.3	Amendment to Employment Agreement between Richard B. Boyer and Exchange Underwriters, Inc.

31.1	Rule 13a-14 (a) / 15d-14 (a) Certification (President and Chief Executive Officer)

31.2	Rule 13a-14 (a) / 15d-14 (a) Certification (Chief Financial Officer)

32.1	Certification of Patrick G. O’Brien pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Robert C. Barry Jr. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDFIRST FINANCIAL CORPORATION
(Registrant)

Date:	May 17, 2010	/s/ Patrick G. O’Brien
Patrick G. O’Brien
President and Chief Executive Officer

Date:	May 17, 2010	/s/ Robert C. Barry Jr.
Robert C. Barry Jr.
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Chief Accounting Officer)