Form 10-Q
period 2010-06-30
FedFirst Financial CORP
filed 2010-08-16
CIK 1308017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of August 16, 2010, the issuer had 6,320,339 shares of common stock outstanding.

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2010	2009
(Dollars in thousands, except share data)	(UNAUDITED)
Assets:

Cash and cash equivalents:
Cash and due from banks	$1,707	$1,545
Interest-earning deposits	20,010	5,951
Total cash and cash equivalents	21,717	7,496

Securities available-for-sale	73,367	79,559
Loans, net	234,782	240,387
Federal Home Loan Bank ("FHLB") stock, at cost	6,901	6,901
Accrued interest receivable - loans	1,082	1,133
Accrued interest receivable - securities	395	423
Premises and equipment, net	2,426	2,411
Bank-owned life insurance	7,855	7,714
Goodwill	1,080	1,080
Real estate owned	1,166	419
Deferred tax assets	2,968	3,487
Other assets	2,458	2,283
Total assets	$356,197	$353,293

Liabilities and Stockholders' Equity:

Deposits:
Noninterest-bearing	14,918	15,963
Interest-bearing	194,405	177,618
Total deposits	209,323	193,581

Borrowings	93,943	112,511
Advance payments by borrowers for taxes and insurance	730	475
Advance payments for stock subscriptions	4,435	-
Accrued interest payable - deposits	338	376
Accrued interest payable - borrowings	404	460
Other liabilities	2,988	3,447
Total liabilities	312,161	310,850

Stockholders' equity
FedFirst Financial Corporation stockholders' equity:
Preferred stock $0.01 par value; 10,000,000 shares authorized; none issued	-	-
Common stock $0.01 par value; 20,000,000 shares authorized; 6,707,500 shares
issued and 6,323,772 and 6,326,472 shares outstanding	67	67
Additional paid-in-capital	29,683	29,558
Retained earnings - substantially restricted	18,288	17,619
Accumulated other comprehensive income (loss), net of deferred taxes
(benefit) of $451 and $(25)	699	(39)
Unearned Employee Stock Ownership Plan ("ESOP")	(1,642)	(1,728)
Common stock held in treasury, at cost (383,728 and 381,028 shares)	(3,133)	(3,113)
Total FedFirst Financial Corporation stockholders' equity	43,962	42,364
Noncontrolling interest in subsidiary	74	79
Total stockholders' equity	44,036	42,443
Total liabilities and stockholders' equity	$356,197	$353,293

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009

Interest income:
Loans	$3,362	$3,377	$6,775	$6,732
Securities	865	1,102	1,813	2,311
Other interest-earning assets	6	5	9	11
Total interest income	4,233	4,484	8,597	9,054

Interest expense:
Deposits	889	1,030	1,774	2,154
Borrowings	910	1,188	1,889	2,414
Total interest expense	1,799	2,218	3,663	4,568
Net interest income	2,434	2,266	4,934	4,486

Provision for loan losses	200	230	400	390
Net interest income after provision for loan losses	2,234	2,036	4,534	4,096

Noninterest income:
Fees and service charges	136	134	258	266
Insurance commissions	547	595	1,293	1,296
Income from bank-owned life insurance	70	71	141	145
Net gain (loss) on sales of available-for-sale securities	-	73	(5)	73
Net gain on sales of real estate owned	24	9	10	9
Other	5	5	11	11
Total noninterest income	782	887	1,708	1,800

Noninterest expense:
Compensation and employee benefits	1,480	1,473	2,937	2,922
Occupancy	338	344	716	698
FDIC insurance premiums	84	339	184	348
Data processing	122	110	239	217
Professional services	149	181	317	312
Other	367	364	729	712
Total noninterest expense	2,540	2,811	5,122	5,209

Income before income tax expense and noncontrolling interest in net income of consolidated subsidiary	476	112	1,120	687
Income tax expense	168	45	405	263
Net income before noncontrolling interest in net income of consolidated subsidiary	308	67	715	424
Noncontrolling interest in net income of consolidated subsidiary	13	19	46	57
Net income of FedFirst Financial Corporation	$295	$48	$669	$367
Earnings per share:
Basic and diluted	$0.05	$0.01	$0.11	$0.06
Weighted-average shares outstanding:
Basic and diluted	6,114,800	6,078,615	6,108,151	6,076,000

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME FOR THE SIX MONTHS ENDED
JUNE 30, 2010 AND 2009 (UNAUDITED)

				Accumulated		Common
		Additional		Other		Stock	Noncontrolling	Total
	Common	Paid-in-	Retained	Comprehensive	Unearned	Held in	Interest in	Stockholders'	Comprehensive
(Dollars in thousands)	Stock	Capital	Earnings	Loss	ESOP	Treasury	Subsidiary	Equity	Income
Balance at January 1, 2009	$67	$29,291	$15,930	$(1,111)	$(1,901)	$(2,955)	$103	$39,424
Cumulative effect adjustment as of April 1, 2009 for the noncredit- related portion of other-than- temporary impairment losses previously recognized in earnings, net of tax of $(584)	-	-	1,132	(1,132)	-	-	-	-
Comprehensive income (loss):
Net income	-	-	367	-	-	-	57	424	$424
Unrealized gain on securities available-for-sale, net of tax of $393	-	-	-	610	-	-	-	610	610
Reclassification adjustment on sales of securities available-for-sale, net of tax $(11)	-	-	-	(17)	-	-	-	(17)	(17)
Purchase of common stock to be held in treasury (15,000 shares)	-	-	-	-	-	(67)	-	(67)
ESOP shares committed to be released (8,640 shares)	-	(54)	-	-	87	-	-	33
Stock-based compensation expense	-	146	-	-	-	-	-	146
Stock awards forfeited	-	122	-	-	-	(122)	-	-
Distribution to noncontrolling shareholder	-	-	-	-	-	-	(75)	(75)
Total comprehensive income									1,017
Less: Comprehensive income attributable to the noncontrolling interest in subsidiary									57
Comprehensive income attributable to FedFirst Financial Corporation									$960
Balance at June 30, 2009	$67	$29,505	$17,429	$(1,650)	$(1,814)	$(3,144)	$85	$40,478

See Notes to the Unaudited Consolidated Financial Statements.

				Accumulated		Common
		Additional		Other		Stock	Noncontrolling	Total
	Common	Paid-in-	Retained	Comprehensive	Unearned	Held in	Interest in	Stockholders'	Comprehensive
(Dollars in thousands)	Stock	Capital	Earnings	Gain (Loss)	ESOP	Treasury	Subsidiary	Equity	Income
Balance at January 1, 2010	$67	$29,558	$17,619	$(39)	$(1,728)	$(3,113)	$79	$42,443
Comprehensive income (loss):
Net income	-	-	669	-	-	-	46	715	$715
Unrealized gain on securities available-for-sale, net of tax of $538	-	-	-	834	-	-	-	834	834
Reclassification adjustment on sales of securities available-for- sale, net of tax of $(62)	-	-	-	(96)	-	-	-	(96)	(96)
ESOP shares committed to be released (8,640 shares)	-	(43)	-	-	86	-	-	43
Stock-based compensation expense	-	148	-	-	-	-	-	148
Stock awards forfeited	-	20	-	-	-	(20)	-	-
Distribution to noncontrolling shareholder	-	-	-	-	-	-	(51)	(51)
Total comprehensive income									1,453
Less: Comprehensive income attributable to the noncontrolling interest in subsidiary									46
Comprehensive income attributable to FedFirst Financial Corporation									$1,407
Balance at June 30, 2010	$67	$29,683	$18,288	$699	$(1,642)	$(3,133)	$74	$44,036

See Notes to the Unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended June 30,
(Dollars in thousands)	2010	2009
Cash flows from operating activities:
Net income of FedFirst Financial Corporation	$669	$367
Adjustments to reconcile net income to net cash provided by operating activities:
Noncontrolling interest in net income of consolidated subsidiary	46	57
Provision for loan losses	400	390
Depreciation	266	273
Amortization of intangibles	56	23
Net loss (gain) on sales of available-for-sale securities	5	(73)
Net gain on sale of real estate owned	(10)	(9)
Net accretion of security discounts/premiums and loan costs	95	188
Noncash expense for ESOP	43	33
Noncash expense for stock-based compensation	148	146
Increase in bank-owned life insurance	(141)	(145)
(Increase) decrease in other assets	(109)	1,251
Increase (decrease) in other liabilities	3,882	(231)
Net cash provided by operating activities	5,350	2,270

Cash flows from investing activities:
Net loan repayments (originations)	4,188	(6,623)
Proceeds from maturities of and principal repayments of securities available-for-sale	7,419	16,638
Proceeds from sales of securities available-for-sale	8,096	4,094
Purchases of securities available-for-sale	(8,146)	(11,041)
Purchases of premises and equipment	(281)	(178)
Acquisition of Allsurance Insurance Agency	-	(525)
Proceeds from sales of real estate owned	217	18
Net cash provided by investing activities	11,493	2,383

Cash flows from financing activities:
Net decrease in short-term borrowings	(1,800)	(6,000)
Proceeds from long-term borrowings	-	10,000
Repayments of long-term borrowings	(16,768)	(20,143)
Net increase in deposits	15,742	11,120
Increase in advance payments by borrowers for taxes and insurance	255	236
Purchases of common stock held in treasury	-	(67)
Distribution to noncontrolling shareholder	(51)	(75)
Net cash used in financing activities	(2,622)	(4,929)

Net increase (decrease) in cash and cash equivalents	14,221	(276)
Cash and cash equivalents, beginning of period	7,496	7,847
Cash and cash equivalents, end of period	$21,717	$7,571

Supplemental cash flow information:
Cash paid for:
Interest on deposits and borrowings	$3,757	$4,922
Income tax expense	445	135

Real estate acquired in settlement of loans	954	22

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

The unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q and, therefore, do not include information or notes necessary for a complete presentation of financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). However, all normal recurring adjustments that, in the opinion of management, are necessary to make the consolidated financial statements not misleading have been included.  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain items previously reported have been reclassified to conform with the current reporting period’s format. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year or any other interim period. The Company evaluated subsequent events through the date the consolidated financial statements were filed with the Securities and Exchange Commission and incorporated into the consolidated financial statements the effect of all material known events determined by Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events, to be recognizable events.

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

Note 2.  Recent Accounting Pronouncements

ASU 2010-20 Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In July 2010, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update (“ASU”) No. 2010-20, Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU requires more robust and disaggregated disclosures about the credit quality of the Company’s financing receivables and its allowance for loan losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of the nature of a Company’s credit risk associated with its financing receivables and the Company’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The new and amended disclosures that relate to information as of the end of a reporting period will be effective for the first interim or annual reporting periods ending on or after December 15, 2010. The disclosures that include information for activity that occurs during a reporting period will be effective for the first interim or annual periods beginning after December 15, 2010. The Company has not yet determined the impact that the adoption of this ASU will have on its financial condition and results of operations.

Note 3.  Securities

The following table sets forth the amortized cost and fair value of securities available-for-sale at the dates indicated (dollars in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2010	Cost	Gains	Losses	Value
Government-Sponsored Enterprises	$7,946	$133	$-	$8,079
Municipal bonds	4,013	338	-	4,351
Mortgage-backed	25,721	1,628	1	27,348
REMICs	30,493	1,613	555	31,551
Corporate debt	3,995	-	2,006	1,989
Equities	49	-	-	49
Total securities available-for-sale	$72,217	$3,712	$2,562	$73,367

December 31, 2009
Government-Sponsored Enterprises	$5,954	$15	$224	$5,745
Municipal bonds	4,014	257	-	4,271
Mortgage-backed	35,467	1,476	7	36,936
REMICs	30,144	1,178	857	30,465
Corporate debt	3,995	-	1,902	2,093
Equities	49	-	-	49
Total securities available-for-sale	$79,623	$2,926	$2,990	$79,559

The amortized cost and fair value of securities at June 30, 2010 by contractual maturity were as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized	Fair
(Dollars in thousands)	Cost	Value
Due in one year or less	$-	$-
Due from one to five years	2,014	2,062
Due from five to ten years	15,390	16,016
Due after ten years	54,764	55,240
No scheduled maturity	49	49
Total	$72,217	$73,367

The following table presents gross unrealized losses and fair value of securities aggregated by category and length of time that individual securities have been in a continuous loss position at the dates indicated (dollars in thousands).

	Less than 12 months			12 months or more			Total
			Gross			Gross			Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
June 30, 2010	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Mortgage-backed	1	$9	$1	-	$-	$-	1	$9	$1

REMICs:
Private label issuer:
Prime fixed and adjustable rate	1	359	1	2	470	2	3	829	3
Alt-A fixed rate	3	895	53	4	1,996	485	7	2,891	538
Government-sponsored enterprises	2	913	14	-	-	-	2	913	14
Total REMICs	6	2,167	68	6	2,466	487	12	4,633	555

Corporate debt	-	-	-	3	1,989	2,006	3	1,989	2,006
Total securities temporarily impaired	7	$2,176	$69	9	$4,455	$2,493	16	$6,631	$2,562

	Less than 12 months			12 months or more			Total
			Gross			Gross			Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
December 31, 2009	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Government-sponsored enterprises	1	$2,775	$224	-	$-	$-	1	$2,775	$224

Mortgage-backed	9	2,111	6	1	16	1	10	2,127	7

REMICs:
Private label issuer:
Prime fixed and adjustable rate	-	-	-	3	955	25	3	955	25
Alt-A fixed rate	4	2,010	622	3	2,755	201	7	4,765	823
Government-sponsored enterprises	3	598	7	1	638	2	4	1,236	9
Total REMICs	7	2,608	629	7	4,348	228	14	6,956	857

Corporate debt	-	-	-	3	2,093	1,902	3	2,093	1,902
Total securities temporarily impaired	17	$7,494	$859	11	$6,457	$2,131	28	$13,951	$2,990

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

At June 30, 2010, the Company had 10 securities with an unrealized loss of $541,000 of which six securities with an unrealized loss of $487,000 were in a loss position for 12 months or greater and the remaining four securities with an unrealized loss of $54,000 were in a loss position for less than 12 months. The securities consist of the following vintages that range from 2003 - 2007 as noted (dollars in thousands):

	Less than 12 months			12 months or more			Total
			Gross			Gross			Gross
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
June 30, 2010	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
Vintage
2003	-	$-	$-	2	$470	$2	2	$470	$2
2004	1	359	1	-	-	-	1	359	1
2005	-	-	-	1	316	51	1	316	51
2006	2	431	26	2	1,295	279	4	1,726	305
2007	1	464	27	1	385	155	2	849	182
Total	4	$1,254	$54	6	$2,466	$487	10	$3,720	$541

The vintages for 2006-2007 represent the majority of the unrealized loss in this category. At June 30, 2010, the credit ratings for 2003-2004 vintages were investment grade and 2005-2007 vintages were below investment grade.

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

Based upon analysis of third party provider reports and review of key assumptions on an individual security basis and the fact that we do not expect to sell these securities and it is more likely than not that we will not be required to sell the securities before recovery of their amortized cost basis, we concluded there is no OTTI on these securities at June 30, 2010.

Corporate Debt – At June 30, 2010, the Company had three securities that were in an unrealized loss position for 12 months or greater at an amount of $2.0 million. These securities consist of two pools of insurance company issued preferred trust obligations. These securities were downgraded from their original rating issuance to below investment grade. The lack of liquidity in the market for this type of security, credit rating downgrades and market uncertainties are factors contributing to the unrealized losses on these securities. The following table provides additional information related to our pooled preferred trust obligations at June 30, 2010 (dollars in thousands):

Pool	Class	Tranche	Amortized Cost	Fair Value	Unrealized Loss	S&P / Fitch Rating	Current Number of Insurance Companies	Total Collateral	Current Deferrals and Defaults	Performing Collateral	Additional Immediate Deferrals / Defaults Before Causing an Interest Shortfall (a)	Additional Immediate Deferrals / Defaults Before Causing a Break in Yield (b)
I-PreTSL I	Mezzanine	B-3	$1,500	$758	$(742)	B+/BB	17	$193,500	$17,500	$176,000	$99,500	$52,500
I-PreTSL II	Mezzanine	B-3	2,495	1,231	(1,264)	B+/BB	29	378,000	-	378,000	153,000	142,000
			$3,995	$1,989	$(2,006)

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

These securities are evaluated for OTTI by determining whether it is probable that an adverse change in estimated cash flows has occurred. Determining whether there has been an adverse change in estimated cash flows involves the calculation of the present value of remaining cash flows compared to previously projected cash flows. We consider the discounted cash flow analysis to be our primary evidence when determining whether credit-related OTTI exists. Additionally, reports are reviewed that provide information for the amount of deferral/defaults that would have to occur to prevent the tranche from collecting contractual cash flows (principal and interest). None of these securities are projecting a cash flow disruption, nor have any of these securities experienced a cash flow disruption. The Company also reviewed each of the issues’ collateral participants, including their financial condition, ratings provided by A. M. Best (for insurance companies), and adverse conditions specifically related to industry or geographic area. This information did not suggest additional deferrals and defaults in the future that would result in the securities not receiving all of their contractual cash flows. Based on the analysis performed and the fact that the Company does not expect to sell these securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost basis, the Company concluded that there is no OTTI on these securities at June 30, 2010.

Other Securities – This category includes Government-Sponsored Enterprises (“GSE”), municipal bonds, mortgage-backed securities and GSE - REMICS. At June 30, 2010, the Company had three securities in a loss position for less than 12 months with a total unrealized loss of $15,000 in these categories including two GSE - REMICs with a total unrealized loss of $14,000 and one mortgage-backed security with an unrealized loss of $1,000. An evaluation of the individual securities was performed whereby we reviewed all credit ratings and noted all remain at investment grade. Additionally, all securities are issued and backed by a Government-Sponsored Enterprise (“FNMA”, “FHLMC”). The Company believes the unrealized losses are due to changes in market interest rates. The Company does not intend to sell the securities and it is more likely than not it will not be required to sell the securities before their recovery. The Company expects to recover the entire amortized cost basis of these securities and concluded that there is no OTTI on these securities at June 30, 2010.

FHLB Stock – The Company is a member of the FHLB of Pittsburgh. As a member, the Company is required to purchase and hold stock in the FHLB to satisfy membership and borrowing requirements in order to obtain low cost products and services offered by the FHLB. Unlike investment securities, FHLB stock does not provide its holders with an opportunity for appreciation because by regulation FHLB stock can only be purchased, redeemed and transferred at par value. At June 30, 2010 and December 31, 2009, the Company’s FHLB stock totaled $6.9 million.

The Company evaluates impairment in FHLB stock when certain conditions warrant further consideration. The FHLB voluntarily suspended dividend payments on its stock as well as the repurchase of excess stock from members. The FHLB stated that this was due to a reduction in core earnings and concern over the FHLB’s capital position. After evaluating such factors as the capital adequacy of the FHLB, its overall operating performance and the FHLB’s liquidity and funding position, the Company concluded that the par value was ultimately recoverable and no impairment charge was recognized at June 30, 2010.

Note 4.  Loans

The following table sets forth the composition of our loan portfolio at the dates indicated.

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate-mortgage:
One-to-four family residential	$152,788	64.0%	$158,073	64.6%
Multi-family	9,560	4.0	9,991	4.1
Commercial	30,169	12.6	31,405	12.8
Total real estate-mortgage	192,517	80.6	199,469	81.5

Real estate-construction:
Residential	3,026	1.3	3,028	1.2
Commercial	3,080	1.3	2,576	1.1
Total real estate-construction	6,106	2.6	5,604	2.3

Consumer:
Home equity	27,641	11.6	27,090	11.1
Loans on savings accounts	911	0.4	929	0.4
Other	1,226	0.5	1,314	0.5
Total consumer	29,778	12.5	29,333	12.0

Commercial business	10,241	4.3	10,327	4.2
Total loans	$238,642	100.0%	$244,733	100.0%

Net premiums on loans purchased	110		108
Net deferred loan costs	764		829
Loans in process	(2,032)		(2,774)
Allowance for loan losses	(2,702)		(2,509)
Loans, net	$234,782		$240,387

Nonperforming Assets.  The following table provides information with respect to our nonperforming assets at the dates indicated.

	June 30,	December 31,
(Dollars in thousands)	2010	2009
Nonaccrual loans:
Real estate - mortgage	$1,142	$1,096
Consumer	150	135
Total	1,292	1,231

Accruing loans past due 90 days or more	-	-
Total of nonaccrual and 90 days or more past due loans (nonperforming loans)	1,292	1,231
Real estate owned	1,166	419
Total nonperforming assets	$2,458	$1,650

Total nonperforming loans to total loans	0.54%	0.50%
Total nonperforming assets to total assets	0.69	0.47

Included in the $1.1 million in nonaccrual real estate - mortgage loans is one commercial relationship totaling $516,000 that is considered a troubled debt restructuring. This loan was in nonaccrual status before the restructuring occurred. The borrower was given a six month interest-only payment concession in order to assist with repaying their loans.

The following table provides information with respect to the aggregate amounts of our classified and criticized assets at the dates indicated.

	June 30,	December 31,
(Dollars in thousands)	2010	2009
Special mention assets	$1,211	$3,562
Substandard assets	3,682	2,339
Doubtful assets	-	-
Loss assets	-	-
Total classified assets	$4,893	$5,901

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

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
(Dollars in thousands)	2010	2009	2010	2009	2009
Allowance at beginning of period	$2,617	$1,953	$2,509	$1,806	$1,806
Provision for loan losses	200	230	400	390	1,090
Charge-offs	(115)	(36)	(207)	(50)	(390)
Recoveries	-	-	-	1	3
Net charge-offs	(115)	(36)	(207)	(49)	(387)
Allowance at end of period	$2,702	$2,147	$2,702	$2,147	$2,509

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

Note 5.  Deposits

The following table sets forth the balances of our deposit products at the dates indicated.

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$14,918	7.1%	$15,963	8.2%
Interest-bearing demand deposits	13,514	6.5	15,214	7.9
Savings accounts	22,411	10.7	21,560	11.1
Money market accounts	60,573	28.9	53,282	27.5
Certificates of deposit	97,907	46.8	87,562	45.3
Total deposits	$209,323	100.0%	$193,581	100.0%

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

	June 30, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
(Dollars in thousands)	Balance	Rate	Balance	Rate
Due in one year or less	$30,668	3.54%	$31,778	3.27%
Due in one to two years	19,248	4.56	20,909	3.58
Due in two to three years	12,894	3.87	22,041	4.53
Due in three to four years	23,133	3.48	19,783	3.68
Due in four to five years	8,000	3.76	18,000	3.41
Total	$93,943	3.80%	$112,511	3.67%

The following table sets forth information concerning our borrowings for the periods indicated.

	Six Months	Year
	Ended	Ended
	June 30,	December 31,
(Dollars in thousands)	2010	2009
Maximum amount outstanding at any month end during the period	$110,456	$127,559
Average amounts outstanding during the period	100,807	118,987
Weighted average rate during the period	3.75%	3.86%

Note 7.  Earnings Per Share

Basic earnings per common share is calculated by dividing FedFirst Financial’s net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed in a manner similar to basic earnings per common share except that the weighted-average number of common shares outstanding is increased to include the incremental common shares (as computed using the treasury stock method) that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Common stock equivalents include restricted stock awards and stock options. Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. There were no dilution from stock options or awards for the three or six months ended June 30, 2010. Unallocated common shares held by the Employee Stock Ownership Plan (“ESOP”) are not included in the weighted-average number of common shares outstanding for purposes of calculating both basic and diluted earnings per common share until they are committed to be released.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2010	2009	2010	2009

Net income of FedFirst Financial Corporation	$295	$48	$669	$367
Weighted-average shares outstanding:
Basic	6,114,800	6,078,615	6,108,151	6,076,000
Effect of dilutive stock options and restrictive stock awards	-	-	-	-
Diluted	6,114,800	6,078,615	6,108,151	6,076,000

Earnings per share:
Basic and diluted	$0.05	$0.01	$0.11	$0.06

Note 8.  Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of June 30, 2010 and December 31, 2009 and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to June 30, 2010 and December 31, 2009 may be different than the amounts reported at each period end.

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

At June 30, 2010, Level 3 includes 11 securities with a fair value of $3.4 million. This balance is comprised of eight mortgage-backed securities with a fair value of $1.4 million and three corporate debt securities with a fair value of $2.0 million, which are pooled trust preferred insurance company term obligations. The mortgage-backed securities, which were AAA rated at purchase, do not have an active market and as such the Company has used an alternative method to determine the fair value of these securities. The fair value has been determined using a discounted cash flow model using market assumptions, which generally include cash flow, collateral and other market assumptions. The corporate debt securities, which were rated A at purchase and currently rated B+, could not be priced using quoted market prices, observable market activity or comparable trades, and the financial market was considered not active. The trust preferred market has been severely impacted by the lack of liquidity in the credit markets and concern over the financial services industry. Fair values for trust preferred securities were obtained from pricing sources with reasonable pricing transparency, taking into account other unobservable inputs related to the risks for each issuer. The pooled trust preferred corporate term obligations owned are collateralized by the trust preferred securities of insurance companies in the U.S. There has been little or no active trading in these securities; therefore it was more appropriate to determine fair value using a discounted cash flow analysis. Determining the appropriate discount rate for the discounted cash flow analysis combined current and observable market spreads for comparable structured credit products with specific risks identified within each issue. The observable market spreads incorporated both credit and liquidity premiums.

The following tables set forth the fair value hierarchy of securities at June 30, 2010 and December 31, 2009.

(Dollars in thousands)	June 30, 2010	December 31, 2009
Significant other observable inputs (Level 2)	$70,010	$75,983
Significant unobservable inputs (Level 3)	3,357	3,576
Total securities	$73,367	$79,559

	Significant
	Unobservable Inputs
(Dollars in thousands)	(Level 3)
December 31, 2009	$3,576
Total unrealized losses	(91)
Paydowns and maturities	(128)
June 30, 2010	$3,357

(Dollars in thousands)	June 30, 2010	December 31, 2009
The amount of total unrealized (losses) gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized (losses) gains relating to assets still held at period indicated	$(91)	$591

The fair value of Level 2 securities at June 30, 2010 decreased $6.0 million to $70.0 million compared to $76.0 million at December 31, 2009. The decrease in fair value was primarily due to paydowns. There were no transfers in or transfers out of Level 2 securities.

For financial assets measured at fair value on a nonrecurring basis, the following table sets forth the fair value measurements by fair value hierarchy (dollars in thousands):

Level 2	June 30, 2010	December 31, 2009
Impaired loans	$516	$634
Real estate owned	1,166	419

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

The following presents the fair value of financial instruments. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be sustained by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. In addition, the following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009.

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

Deposits

The fair values disclosed for demand deposits (e.g., savings accounts) are, by definition, equal to the amount payable on demand at the repricing date (i.e., their carrying amounts).  Fair values of certificates of deposits are estimated using a discounted cash flow calculation that applies the FHLB of Pittsburgh advance yield curve to the maturity schedule of the Bank’s certificates of deposit.

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

The following table sets forth the carrying amount and estimated fair value of financial instruments.

(Dollars in thousands)	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$21,717	$21,717	$7,496	$7,496
Securities	73,367	73,367	79,559	79,559
Loans, net	234,782	244,863	240,387	246,502
FHLB stock	6,901	6,901	6,901	6,901
Accrued interest receivable	1,477	1,477	1,556	1,556

Financial liabilities:
Deposits	209,323	211,291	193,581	194,814
Borrowings	93,943	97,651	112,511	115,437
Accrued interest payable	742	742	836	836

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

(Dollars in thousands)	First Federal Savings Bank	Exchange Underwriters, Inc.	FedFirst Financial Corporation	Net Eliminations	Consolidated

June 30, 2010
Assets	$355,746	$1,254	$46,932	$(47,735)	$356,197
Liabilities	317,151	550	4,453	(9,993)	312,161
Stockholders' equity	38,595	704	42,479	(37,742)	44,036

December 31, 2009
Assets	$353,397	$1,511	$42,392	$(44,007)	$353,293
Liabilities	316,280	783	28	(6,241)	310,850
Stockholders' equity	37,117	728	42,364	(37,766)	42,443

Three Months Ended June 30, 2010
Total interest income	$4,231	$2	$28	$(28)	$4,233
Total interest expense	1,827	-	-	(28)	1,799
Net interest income	2,404	2	28	-	2,434
Provision for loan losses	200	-	-	-	200
Net interest income after provision for loan losses	2,204	2	28	-	2,234
Noninterest income	235	547	-	-	782
Noninterest expense	2,054	432	54	-	2,540
Undistributed net gain of subsidiary	64	-	312	(376)	-
Income before income tax expense (benefit) and noncontrolling interest in net income of consolidated subsidiary	449	117	286	(376)	476
Income tax expense (benefit)	124	53	(9)	-	168
Net income before noncontrolling interest in net income of consolidated subsidiary	325	64	295	(376)	308
Less: Noncontrolling interest in net income of consolidated subsidiary	13	-	-	-	13
Net income	$312	$64	295	$(376)	$295

Six Months Ended June 30, 2010
Total interest income	$8,593	$4	$55	$(55)	$8,597
Total interest expense	3,718	-	-	(55)	3,663
Net interest income	4,875	4	55	-	4,934
Provision for loan losses	400	-	-	-	400
Net interest income after provision for loan losses	4,475	4	55	-	4,534
Noninterest income	415	1,293	-	-	1,708
Noninterest expense	4,124	891	107	-	5,122
Undistributed net gain of subsidiary	230	-	704	(934)	-
Income before income tax expense (benefit) and noncontrolling interest in net income of consolidated subsidiary	996	406	652	(934)	1,120
Income tax expense (benefit)	246	176	(17)	-	405
Net income before noncontrolling interest in net income of consolidated subsidiary	750	230	669	(934)	715
Less: Noncontrolling interest in net income of consolidated subsidiary	46	-	-	-	46
Net income	$704	$230	669	$(934)	$669

(Dollars in thousands)	First Federal Savings Bank	Exchange Underwriters, Inc.	FedFirst Financial Corporation	Net Eliminations	Consolidated
Three Months Ended June 30, 2009
Total interest income	$4,480	$4	$30	$(30)	$4,484
Total interest expense	2,248	-	-	(30)	2,218
Net interest income	2,232	4	30	-	2,266
Provision for loan losses	230	-	-	-	230
Net interest income after provision for loan losses	2,002	4	30	-	2,036
Noninterest income	292	595	-	-	887
Noninterest expense	2,309	432	70	-	2,811
Undistributed net gain of subsidiary	94	-	74	(168)	-
Income before income tax (benefit) expense and noncontrolling interest in net income of consolidated subsidiary	79	167	34	(168)	112
Income tax (benefit) expense	(14)	73	(14)	-	45
Net income before noncontrolling interest in net income of consolidated subsidiary	93	94	48	(168)	67
Less: Noncontrolling interest in net income of consolidated subsidiary	19	-	-	-	19
Net income	$74	$94	48	$(168)	$48

Six Months Ended June 30, 2009
Total interest income	$9,044	$10	$59	$(59)	$9,054
Total interest expense	4,627	-	-	(59)	4,568
Net interest income	4,417	10	59	-	4,486
Provision for loan losses	390	-	-	-	390
Net interest income after provision for loan losses	4,027	10	59	-	4,096
Noninterest income	504	1,296	-	-	1,800
Noninterest expense	4,271	814	124	-	5,209
Undistributed net gain of subsidiary	283	-	412	(695)	-
Income before income tax expense (benefit) and noncontrolling interest in net income of consolidated subsidiary	543	492	347	(695)	687
Income tax expense (benefit)	74	209	(20)	-	263
Net income before noncontrolling interest in net income of consolidated subsidiary	469	283	367	(695)	424
Less: Noncontrolling interest in net income of consolidated subsidiary	57	-	-	-	57
Net income	$412	$283	367	$(695)	$367

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

The Plan of Conversion was approved by the Company’s shareholders and the members of FFMHC at meetings held on June 28, 2010. If the conversion and offering are completed, conversion costs will be netted against the offering proceeds. If the conversion and offering are terminated, such costs will be expensed. As of August 10, 2010, the Company had incurred approximately $789,000 of conversion costs.

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

Balance Sheet Analysis

Assets.  Total assets at June 30, 2010 were $356.2 million, an increase of $2.9 million, or 0.8%, from total assets of $353.3 million at December 31, 2009.

Cash and cash equivalents increased $14.2 million to $21.7 million at June 30, 2010 compared to $7.5 million at December 31, 2009. The increase in cash was primarily related to deposit growth coupled with loan and security paydowns.

Securities available-for-sale decreased $6.2 million, or 7.8%, to $73.4 million at June 30, 2010 compared to $79.6 million at December 31, 2009. The decrease was primarily the result of $7.4 million of paydowns. Other securities-related activity included the purchase of $8.1 million of debt securities of Government-sponsored enterprises and REMICs and $8.1 million of sales of mortgage-backed securities. In addition, the securities portfolio reflects an unrealized gain of $1.2 million at June 30, 2010 compared to an unrealized loss of $64,000 at December 31, 2009.

Loans, net, decreased $5.6 million, or 2.3%, to $234.8 million at June 30, 2010 compared to $240.4 million at December 31, 2009. The decrease was primarily the result of paydowns, $6.5 million of payoffs of residential real estate and soft loan demand. In addition, $954,000 of loans were transferred to real estate owned, which included two multi-family real estate loans totaling $634,000.

Liabilities.  Total liabilities at June 30, 2010 were $312.2 million, compared to $310.9 million at December 31, 2009, an increase of $1.3 million, or 0.4%.

Total deposits increased $15.7 million, or 8.1%, to $209.3 million at June 30, 2010 compared to $193.6 million at December 31, 2009. The increase in deposits was primarily in certificates of deposit and money market accounts.

Borrowings decreased $18.6 million, or 16.5%, to $93.9 million at June 30, 2010 compared to $112.5 million at December 31, 2009. Funds generated through deposit growth and loan and securities paydowns were used to reduce borrowings.

Stockholders’ Equity.  Stockholders’ equity was $44.0 million at June 30, 2010, an increase of $1.6 million from December 31, 2009. The increase was primarily the result of a $738,000 increase in the unrealized gain position of the securities portfolio, net of tax, and $669,000 in net income for the six months ended June 30, 2010.

Results of Operations for the Three Months Ended June 30, 2010 and 2009

Overview.  The Company had net income of $295,000 for the three months ended June 30, 2010, compared to $48,000 for the same period in 2009.

	Three Months Ended
	June 30,
(Dollars in thousands)	2010	2009
Net income of FedFirst Financial Corporation	$295	$48
Return on average assets	0.33%	0.06%
Return on average equity	2.70	0.47
Average equity to average assets	12.41	11.71

Net Interest Income. Net interest income for the three months ended June 30, 2010 increased $168,000 to $2.4 million compared to $2.3 million for the three months ended June 30, 2009. Net interest margin was 3.01% for the three months ended June 30, 2010 compared to 2.79% for the three months ended June 30, 2009. The improvement in net interest margin was primarily attributable to a reduction in borrowings coupled with lower cost deposits.

Interest income decreased $251,000, or 5.6%, to $4.2 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 due to a decrease of 30 basis points in yield of interest-earning assets. Interest income on securities decreased $237,000 due to a decrease of 61 basis points in yield and $9.3 million in the average balance, primarily due to paydowns and sales of higher yielding Government-sponsored enterprise and mortgage-backed securities, which were reinvested in lower yielding securities with shorter durations. Interest income on loans decreased $15,000 due to a decrease of $836,000 in the average balance, which was primarily driven by decreases in residential real estate loans due to paydowns and payoffs and soft loan demand.

Interest expense decreased $419,000, or 18.9%, to $1.8 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 due to a decrease of 58 basis points in cost and $1.2 million in the average balance of interest-bearing liabilities. Interest expense on borrowings decreased $278,000  due to a decrease of $24.3 million in the average balance, as deposit growth and loan and security paydowns were used to reduce borrowings. Interest expense on deposits decreased $141,000 due to a decrease of 59 basis points in cost, primarily related to the repricing of money market accounts and maturing certificates of deposit at lower rates, partially offset by an increase of $23.1 million in the average balance, primarily in money market accounts and certificates of deposit.

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

	Three Months Ended June 30,
	2010			2009
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans, net (1)(2)	$232,319	$3,362	5.79%	$233,155	$3,377	5.79%
Securities (3)	74,589	865	4.64	83,906	1,102	5.25
Other interest-earning assets	16,835	6	0.14	7,282	5	0.27
Total interest-earning assets	323,743	$4,233	5.23	324,343	$4,484	5.53
Noninterest-earning assets	28,923			24,551
Total assets	$352,666			$348,894

Liabilities and Stockholders' equity:
Interest-bearing liablities:
Interest-bearing demand deposits	$13,719	$10	0.29%	$12,988	$10	0.31%
Savings accounts	22,382	28	0.50	23,015	29	0.50
Money market accounts	60,449	185	1.22	48,053	253	2.11
Certificates of deposit	95,624	666	2.79	85,020	738	3.47
Total interest-bearing deposits	192,174	889	1.85	169,076	1,030	2.44

Borrowings	95,161	910	3.83	119,426	1,188	3.98
Total interest-bearing liabilities	287,335	1,799	2.50	288,502	2,218	3.08

Noninterest-bearing liabilities	21,563			19,534
Total liabilities	308,898			308,036

Stockholders' equity	43,768			40,858
Total liabilities andtockholders' equity	$352,666			$348,894

Net interest income		$2,434			$2,266

Interest rate spread			2.73%			2.45%
Net interest margin			3.01			2.79
Average interest-earning assets to average interest-bearing liablities			112.67%			112.42%

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

	Three Months Ended June 30, 2010
	Compared To
	Three Months Ended June 30, 2009
	Increase (decrease) due to
	Volume	Rate	Total

Interest and dividend income:
Loans, net	$(15)	$-	$(15)
Securities	(116)	(121)	(237)
Other interest-earning assets	4	(3)	1
Total interest-earning assets	(127)	(124)	(251)

Interest expense:
Deposits	129	(270)	(141)
Borrowings	(234)	(44)	(278)
Total interest-bearing liablities	(105)	(314)	(419)
Change in net interest income	$(22)	$190	$168

Provision for Loan Losses.  The provision for loan losses was $200,000 for the three months ended June 30, 2010 compared to $230,000 for the three months ended June 30, 2009. The decrease in the provision was primarily related to a decrease in nonperforming loans compared to the prior period. Total nonperforming loans decreased to $1.3 million at June 30, 2010 compared to $1.7 million at June 30, 2009. Nonperforming loans at June 30, 2010 were comprised of nine residential real estate loans totaling $626,000, two commercial real estate loans totaling $516,000 and two consumer loans totaling $150,000. Net charge-offs were $115,000 for the three months ended June 30, 2010 compared to $36,000 for the three month ended June 30, 2009.

Noninterest Income.  Noninterest income decreased $105,000, or 11.8%, to $782,000 for the three months ended June 30, 2010 compared to $887,000 for the three months ended June 30, 2009. In the prior period, the Company recognized a gain on the sales of available for sale securities of $73,000. In addition, insurance commissions decreased $48,000 for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Noninterest Expense.  The following table summarizes noninterest expense for the periods indicated.

	Three Months Ended
	June 30,
(Dollars in thousands)	2010	2009
Compensation and employee benefits	$1,480	$1,473
Occupancy	338	344
FDIC insurance premiums	84	339
Data processing	122	110
Professional services	149	181
Advertising	42	31
Stationary, printing and supplies	26	32
Telephone	12	16
Postage	31	35
Correspondent bank fees	46	43
Real estate owned expense	-	1
Amortization of intangibles	27	23
All other	183	183
Total noninterest expense	$2,540	$2,811

Noninterest expense decreased $271,000, or 9.6%, to $2.5 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, primarily due to a decrease in FDIC insurance premiums. In the prior period, the Company paid $155,000 related to the FDIC’s industry-wide special five basis point assessment to cover losses in the Deposit Insurance Fund. Increased premiums in the prior period were also the result of a change in the assessment calculation.

Income Tax Expense.  Income tax expense for the three months ended June 30, 2010 increased to $168,000 compared to $45,000 for the same period in 2009 primarily due to a $247,000 increase in net income.

Results of Operations for the Six Months Ended June 30, 2010 and 2009

Overview.  The Company had net income of $669,000 for the six months ended June 30, 2010 compared to $367,000 for the six months ended June 30, 2009.

	Six Months Ended
	June 30,
(Dollars in thousands)	2010	2009
Net income of FedFirst Financial Corporation	$669	$367
Return on average assets	0.38%	0.21%
Return on average equity	3.09	1.82
Average equity to average assets	12.32	11.56

Net Interest Income. Net interest income for the six months ended June 30, 2010 increased $448,000 to $4.9 million compared to $4.5 million for the six months ended June 30, 2009. Net interest margin was 3.05% for the six months ended June 30, 2010 compared to 2.77% for the six months ended June 30, 2009. The improvement in net interest margin was primarily attributable to a reduction in borrowings coupled with lower cost deposits.

Interest income decreased $457,000, or 5.0%, to $8.6 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Interest income on securities decreased $498,000 due to a decrease of $9.2 million in the average balance and 65 basis points in yield, primarily due to paydowns and sales of higher yielding Government-sponsored enterprise and mortgage-backed securities, which were reinvested in lower yielding securities with shorter durations. Interest income on loans increased $43,000 due to an increase of $3.3 million in the average balance, which was primarily driven by increases in commercial real estate and home equity loans.

Interest expense decreased $905,000, or 19.8%, to $3.7 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due to a decrease of 60 basis points in cost and $2.4 million in the average balance of interest-bearing liabilities. Interest expense on borrowings decreased $525,000 due to a decrease of $22.0 million in the average balance and 18 basis points in cost. Funds generated through deposit growth and loan and securities paydowns were used to reduce borrowings. Interest expense on deposits decreased $380,000 due to a decrease of 68 basis points in cost, primarily related to the repricing of money market accounts and maturing certificates of deposit at lower rates, partially offset by an increase of $19.6 million in the average balance, primarily in money market accounts and certificates of deposit.

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

	Six Months Ended June 30,
	2010			2009
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Assets:
Interest-earning assets:
Loans, net (1)(2)	$234,892	$6,775	5.77%	$231,609	$6,732	5.81%
Securities (3)	76,051	1,813	4.77	85,274	2,311	5.42
Other interest-earning assets	12,674	9	0.14	6,889	11	0.32
Total interest-earning assets	323,617	$8,597	5.31	323,772	$9,054	5.59
Noninterest-earning assets	28,328			25,336
Total assets	$351,945			$349,108

Liabilities and
Stockholders' equity:
Interest-bearing liablities:
Interest-bearing demand deposits	$14,007	$21	0.30%	$12,493	$24	0.38%
Savings accounts	22,148	55	0.50	22,837	70	0.61
Money market accounts	57,858	372	1.29	46,645	554	2.38
Certificates of deposit	92,533	1,326	2.87	84,932	1,506	3.55
Total interest-bearing deposits	186,546	1,774	1.90	166,907	2,154	2.58

Borrowings	100,807	1,889	3.75	122,821	2,414	3.93
Total interest-bearing liabilities	287,353	3,663	2.55	289,728	4,568	3.15

Noninterest-bearing liabilities	21,235			19,026
Total liabilities	308,588			308,754

Stockholders' equity:	43,357			40,354
Total liabilities and stockholders' equity	$351,945			$349,108

Net interest income		$4,934			$4,486

Interest rate spread			2.76%			2.44%
Net interest margin			3.05			2.77
Average interest-earning assets to average interest-bearing liablities			112.62%			111.75%

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

	Six Months Ended June 30, 2010
	Compared To
	Six Months Ended June 30, 2010
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total

Interest and dividend income:
Loans, net	$89	$(46)	$43
Securities	(237)	(261)	(498)
Other interest-earning assets	6	(8)	(2)
Total interest-earning assets	(142)	(315)	(457)

Interest expense:
Deposits	232	(612)	(380)
Borrowings	(418)	(107)	(525)
Total interest-bearing liablities	(186)	(719)	(905)
Change in net interest income	$44	$404	$448

Provision for Loan Losses.  The provision for loan losses was $400,000 for the six months ended June 30, 2010 compared to $390,000 for the six months ended June 30, 2009. The increase in the provision was primarily related to an increase in charge-offs compared to the prior period. Net charge-offs were $207,000 for the six months ended June 30, 2010 compared to $49,000 for the six month ended June 30, 2009.

Noninterest Income.  Noninterest income decreased $92,000, or 5.1%, to $1.7 million for the six months ended June 30, 2010 compared to $1.8 million for the six months ended June 30, 2009. In the prior period, the Company recognized a gain on the sales of available for sale securities of $73,000 compared to a loss of $5,000 in the current period.

Noninterest Expense.  The following table summarizes noninterest expense for the periods indicated.

	Six Months Ended
	June 30,
(Dollars in thousands)	2010	2009
Compensation and employee benefits	$2,937	$2,922
Occupancy	716	698
FDIC insurance premiums	184	348
Data processing	239	217
Professional services	317	312
Advertising	79	75
Stationary, printing and supplies	61	67
Telephone	25	30
Postage	77	71
Correspondent bank fees	86	85
Real estate owned expense	2	1
Amortization of intangibles	56	23
All other	343	360
Total noninterest expense	$5,122	$5,209

Noninterest expense decreased $87,000, or 1.7%, to $5.1 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to a $164,000 decrease in FDIC insurance premiums. In the prior period, the Company paid $155,000 related to the FDIC’s industry-wide special five basis point assessment to cover losses in the Deposit Insurance Fund. This was partially offset by the recognition of a full period of expense related to the amortization of intangibles from the Allsurance Insurance Agency acquisition that occurred in March 2009.

Income Tax Expense.  Income tax expense for the six months ended June 30, 2010 increased to $405,000 compared to $263,000 for the same period in 2009 primarily due to a $302,000 increase in net income.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The levels of these assets depend on our operating, financing, lending and investing activities during any given period. At June 30, 2010, cash and cash equivalents totaled $21.7 million. At June 30, 2010, securities classified as available-for-sale totaled $73.4 million, which provides an additional source of liquidity. In addition, at June 30, 2010, the maximum remaining borrowing capacity at the FHLB of Pittsburgh was approximately $83.6 million. The Bank also has the ability to borrow $6.6 million from the Federal Reserve based upon eligible collateral. At June 30, 2010 and December 31, 2009, the Bank had no borrowings with the Federal Reserve.

Certificates of deposit due within one year of June 30, 2010 totaled $50.1 million, or 51.2% of certificates of deposit. If these maturing deposits do not remain with us, we will be required to seek other sources of funds including other certificates of deposit and borrowings. We believe, however, based on past experience, that a significant portion of our maturing certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table summarizes the Company’s commitments at the date indicated.

June 30,
(Dollars in thousands)	2010
Loans in process	$2,032
Unused revolving lines of credit	3,318
Unused commercial business lines of credit	2,894
One-to-four family residential commitments	431
Consumer commitments	1,147
Total commitments outstanding	$9,822

Capital Management.  We are subject to various regulatory capital requirements administered by the Office of Thrift Supervision, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2010, we exceeded all of our regulatory capital requirements and are considered “well capitalized” under regulatory guidelines.

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

For the six months ended June 30, 2010, we engaged in no off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

There has been no change in FedFirst Financial’s internal control over financial reporting during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, FedFirst Financial’s internal control over financial reporting.

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

Recently enacted regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act restructures the regulation of depository institutions.  Under the Dodd-Frank Act, the Office of Thrift Supervision will be merged into the Office of the Comptroller of the Currency, which regulates national banks.  Savings and loan holding companies will be regulated by the Federal Reserve Board. The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. Also included is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators.  The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well. The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in First Federal Savings Bank that could be leveraged to support additional growth. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any shares of its common stock during the three months ended June 30, 2010 and does not have any outstanding stock repurchase programs.

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

FEDFIRST FINANCIAL CORPORATION
(Registrant)

Date:	August 16, 2010	/s/ Patrick G. O’Brien
Patrick G. O’Brien
President and Chief Executive Officer

Date:	August 16, 2010	/s/ Robert C. Barry Jr.
Robert C. Barry Jr.
Chief Financial Officer and Executive Vice President
(Principal Financial Officer and Chief Accounting Officer)